Form 10-Q
period 2021-03-31
First Eagle Alternative Capital BDC, Inc.
filed 2021-05-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 6, 2021 was 30,109,384.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

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
•

the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or First Eagle Alternative Credit, LLC (the “Advisor”);

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

•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2021 (unaudited)	December 31, 2020
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $266,047 and $250,928, respectively)	$264,569	$243,855
Controlled investments (cost of $148,856 and $148,373, respectively)	98,394	93,826
Non-controlled, affiliated investments (cost of $1 and $1, respectively)	1	1
Cash	13,197	7,615
Escrows and other receivables	2,336	3,508
Interest, dividends, and fees receivable	2,802	2,659
Deferred tax assets	2,229	2,222
Deferred financing costs	1,678	1,757
Distributions receivable	112	97
Prepaid expenses and other assets	685	628
Deferred offering costs	180	180
Due from affiliate	87	85
Total assets	$386,270	$356,433
Liabilities:
Loans payable	$66,161	$57,661
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $1,738 and $1,932, respectively)	109,870	109,675
Payable for investments purchased	14,883	—
Accrued expenses and other liabilities	1,598	1,924
Deferred tax liability	2,011	1,673
Accrued incentive fees	—	156
Accrued interest and fees	74	149
Total liabilities	194,597	171,238
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,109 and 30,109 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	30	30
Paid-in capital in excess of par	418,379	418,379
Accumulated deficit	(226,736)	(233,214)
Total net assets	$191,673	$185,195
Total liabilities and net assets	$386,270	$356,433
Net asset value per share attributable to First Eagle Alternative Capital BDC, Inc.	$6.37	$6.15

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2021	2020
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$5,113	$4,936
PIK interest income	123	49
Other income	155	52
From non-controlled, affiliated investments:
Other income	41	82
From controlled investments:
Cash interest income	188	(276)
Dividend income	1,568	3,007
Other income	—	38
Total investment income	7,188	7,888
Expenses:
Interest and fees on borrowings	2,366	2,703
Base management fees	879	1,024
Incentive fees	—	(411)
Administrator expenses	221	327
Other general and administrative expenses	299	334
Amortization of deferred financing costs	408	651
Professional fees	416	371
Directors' fees	169	176
Total expenses	4,758	5,175
Management fee waiver	(879)	—
Total expenses, net of fee waivers	3,879	5,175
Income tax provision, excise and other taxes	26	52
Net investment income	3,283	2,661
Realized (Loss) Gain and Change in Unrealized (Depreciation) Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(3,144)	214
Non-controlled, affiliated investments	—	(1,565)
Controlled investments	—	(263)
Net realized loss on investments	(3,144)	(1,614)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	5,594	(24,973)
Non-controlled, affiliated investments	-	—
Controlled investments	4,087	(42,700)
Net change in unrealized appreciation (depreciation) on investments	9,681	(67,673)
Net realized and unrealized gain (loss) from investments	6,537	(69,287)
(Provision) benefit for taxes on unrealized gain/loss on investments	(331)	470
Net increase (decrease) in net assets resulting from operations	$9,489	$(66,156)
Net investment income per common share:
Basic and diluted	$0.11	$0.09
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.32	$(2.22)
Weighted average shares of common stock outstanding:
Basic and diluted	30,109	29,813

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the three months ended March 31,
	2021	2020
Increase (decrease) in net assets from operations:
Net investment income	$3,283	$2,661
Net realized loss on investments	(3,144)	(1,614)
Net change in unrealized appreciation (depreciation) on investments	9,681	(67,673)
(Provision) benefit for taxes on unrealized gain (loss) on investments	(331)	470
Net increase (decrease) in net assets resulting from operations	9,489	(66,156)
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,011)	(6,233)
Total distributions to stockholders	(3,011)	(6,233)
Capital share transactions:
Repurchase of common stock	—	(2,161)
Net decrease in net assets from capital share transactions	—	(2,161)
Total increase (decrease) in net assets	6,478	(74,550)
Net assets at beginning of period	185,195	229,455
Net assets at end of period	$191,673	$154,905
Common shares outstanding at end of period	30,109	29,680
Capital share activity:
Shares repurchased	-	341

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,489	$(66,156)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation on investments	(9,681)	67,673
Net realized loss (gain) on investments	1,888	(112)
Increase in investments due to interest paid-in-kind	(132)	(35)
Amortization of deferred financing costs	408	651
Accretion of discounts on investments and other fees	(300)	(184)
Changes in operating assets and liabilities:
Purchases of investments	(25,206)	(33,178)
Proceeds from sale and paydown of investments	8,154	38,276
(Increase) decrease in interest, dividends and fees receivable	(143)	307
Decrease in escrows and other receivables	1,151	3,077
(Increase) decrease in due from affiliates	(2)	71
Increase in deferred tax asset	(7)	(48)
(Increase) decrease in prepaid expenses and other assets	(57)	9
Increase in payables for investments purchased	14,883	—
Decrease in accrued expenses and other liabilities	(326)	(336)
Decrease in accrued credit facility fees and interest	(75)	(93)
Increase (decrease) in deferred tax liability	338	(422)
Decrease in base management fees payable, net	—	(79)
Increase in other deferred liabilities	—	77
Decrease in accrued incentive fees payable, net	(156)	(412)
Net cash provided by operating activities	226	9,086
Cash flows from financing activities:
Repurchase of common stock	—	(2,161)
Borrowings under credit facility	18,000	15,500
Repayments under credit facility	(9,500)	—
Distributions paid to stockholders	(3,011)	(6,233)
Financing and offering costs paid	(133)	(6)
Net cash provided by financing activities	5,356	7,100
Net increase in cash	5,582	16,186
Cash, beginning of period	7,615	5,890
Cash, end of period	$13,197	$22,076
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$2,280	$2,563
PIK income earned	$123	$49

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—138.03% of net asset value
First lien senior secured debt
—123.190% of net asset value
Canada
—3.57% of net asset value
PDFTron Systems Inc. (7)	Services: Business	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	$4,925	$4,895	$4,925
PDFTron Systems Inc. (7)(23)	Services: Business	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	1,083	1,077	1,083
PDFTron Systems Inc. (7)(23)	Services: Business	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	320	317	320
PDFTron Systems Inc. (7)	Services: Business	8.8% (LIBOR + 7.5%)	6/19/2020	5/15/2024	397	388	397
PDFTron Systems Inc. (7)(9)(22)	Services: Business	8.8% (LIBOR + 7.5%)	6/19/2020	5/15/2024	—	(10)	—
PDFTron Systems Inc. (7)	Services: Business	8.8% (LIBOR + 7.5%)	3/31/2021	5/15/2024	136	134	134
PDFTron Systems Inc. (7)(9)(23)	Services: Business	8.8% (LIBOR + 7.5%)	3/31/2021	5/15/2024	—	(1)	—
				Subtotal Canada	$6,861	$6,800	$6,859
Midwest
—12.53% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	12/17/2020	12/17/2026	$2,048	$2,009	$2,007
Advanced Web Technologies (8)	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	12/17/2020	12/17/2026	80	74	78
Advanced Web Technologies (9)(23)	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	12/17/2020	12/17/2026	—	(15)	—
Doxa Insurance Holdings, LLC	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,596	1,558	1,556
Doxa Insurance Holdings, LLC (8)(9)	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	—	(8)	—
Doxa Insurance Holdings, LLC	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	865	819	843
1-800 Hansons, LLC	High Tech Industries	10.5% (LIBOR + 8.5%) (8.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	3,315	3,296	3,083
1-800 Hansons, LLC (8)	High Tech Industries	9.5% (LIBOR + 8.5%)	10/19/2017	10/19/2022	210	208	195
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	5,332	5,308	5,065
IRC Opco LLC (8)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	818	815	777
Matilda Jane Holdings, Inc.	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	4/28/2017	5/1/2022	12,103	12,033	10,409
Matilda Jane Holdings, Inc. (8)	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	10/30/2020	5/1/2022	—	—	—
				Subtotal midwest	$26,367	$26,097	$24,013
Northeast
—31.34% of net asset value
3SI Security Systems	Services: Consumer	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$4,065	$4,039	$4,004
Aurotech, LLC	High Tech Industries	8% (LIBOR + 7%)	10/30/2020	10/30/2025	3,065	3,008	3,004
Aurotech, LLC (8)(9)	High Tech Industries	8% (LIBOR + 7%)	10/30/2020	10/30/2025	—	(8)	—
Certify, Inc.	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,531	1,544
Certify, Inc. (24)	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	211	208	211
Certify, Inc. (8)	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	18	17	18

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

Communication Technology Intermediate (7)	Telecommunications	8.5% (LIBOR + 7.5%)	10/13/2020	10/13/2025	8,452	8,282	8,451
Communication Technology Intermediate (7)(8)(9)	Telecommunications	8.5% (LIBOR + 7.5%)	10/13/2020	10/13/2025	—	(12)	—
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,775	9,721	9,433
HealthDrive Corporation (8)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	1,761	1,751	1,699
Marlin DTC-LS Midco 2, LLC (8)(9)	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	—	(3)	—
Marlin DTC-LS Midco 2, LLC	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	3,154	3,092	3,154
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	3,780	3,707	3,704
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	—	(14)	—
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR + 6.5%)	7/31/2020	7/31/2025	3,120	3,093	3,120
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	7.8% (LIBOR + 6.5%)	7/31/2020	7/31/2025	—	(3)	—
Revlon Consumer Products Corporation	Consumer Goods: Non-Durable	7.5% (LIBOR + 5.8%)	3/8/2021	6/8/2023	2,500	2,476	2,475
smarTours, LLC	Services: Consumer	7.8% (LIBOR + 6.8%)	12/21/2020	12/31/2024	475	475	475
smarTours, LLC (8)	Services: Consumer	8.8% (LIBOR+ 7.8%) (1.0% Cash + 7.8% PIK)	12/21/2020	12/31/2024	2,205	2,205	2,205
Urology Management Associates, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,328	8,235	8,287
Women's Health USA, Inc.	Healthcare & Pharmaceuticals	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	7,271	7,256	7,235
Women's Health USA, Inc. (8)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	1,050	1,040	1,045
				Subtotal northeast	$60,774	$60,096	$60,064
Southeast
—14.07% of net asset value
Apex Services Partners, LLC	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	$5,327	$5,285	$5,274
Apex Services Partners, LLC (23)	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	—	—	—
ECL Entertainment	Hotel, Gaming, & Leisure	8.3% (LIBOR + 7.5%)	3/31/2021	3/31/2028	3,000	2,971	2,998
GC EOS Buyer, Inc.	Automotive	6.8% (LIBOR + 5.8%)	3/31/2021	8/1/2025	4,000	3,971	3,978
Groundworks Operations, LLC	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,942	1,908	1,943
Groundworks Operations, LLC (8)(9)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	—	(2)	—
Groundworks Operations, LLC (23)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	855	842	855
Groundworks Operations, LLC (23)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	397	378	397
Groundworks Operations, LLC (9)	Construction & Building	6.0% (LIBOR + 5.0%)	3/18/2021	1/17/2026	—	(37)	—
TTF Holdings, LLC (Soliant)	Healthcare & Pharmaceuticals	5.0% (LIBOR + 4.3%)	3/31/2021	3/25/2028	4,000	3,970	3,979
Whitney, Bradley & Brown, Inc.	Services: Business	8.5% (LIBOR + 7.5%)	10/18/2017	10/18/2022	7,461	7,434	7,535
				Subtotal southeast	$26,982	$26,720	$26,959
Southwest
—22.06% of net asset value
Allied Wireline Services, LLC (11)(25)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$4,951	$4,971	$3,961
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,715	5,675	5,686
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,615	1,604	1,607
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,304	1,293	1,297
Igloo Products Corp.	Consumer Goods: Non-Durable	11.5% (LIBOR + 10.0%)	3/28/2014	3/28/2023	21,567	21,554	21,567
Riveron Acquisition Holdings, Inc.	Finance	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,159	8,047	8,160
				Subtotal southwest	$43,311	$43,144	$42,278

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

West
—39.63% of net asset value
ABC Legal Services, Inc.	Finance	7% (LIBOR + 5.5%)	6/21/2019	6/21/2024	$6,861	$6,782	$6,689
ABC Legal Services, Inc. (8)(9)	Finance	7% (LIBOR + 5.5%)	6/21/2019	6/21/2024	—	(8)	—
Action Point, Inc (9)(23)	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	—	(13)	—
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,325	3,261	3,259
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,310	1,316
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	656	659
Alpine SG, LLC	High Tech Industries	7.5% (LIBOR + 6.5%)	11/2/2020	11/16/2022	1,500	1,464	1,500
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	2/10/2021	11/16/2022	1,500	1,458	1,500
DTI Holdco, Inc.	Services: Business	5.8% (LIBOR + 4.8%)	3/31/2021	9/29/2023	3,949	3,840	3,821
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,765	7,696	7,765
EBS Intermediate LLC (8)(9)	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(15)	—
Evergreen Services Group, LLC	High Tech Industries	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,315	9,270	9,315
Finxera Intermediate, LLC	Finance	6.8% (LIBOR + 5.8%)	3/3/2020	8/27/2024	6,852	6,800	6,852
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,842	5,799	5,842
Gener8, LLC (8)(9)	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	—	(11)	—
Lash Opco LLC	Consumer Goods: Non-Durable	9.3 (LIBOR + 6.0%)	9/18/2020	3/18/2026	3,015	2,946	2,985
Lash Opco LLC (8)(9)	Consumer Goods: Non-Durable	9.3 (LIBOR + 6.0%)	9/18/2020	9/18/2025	—	(8)	—
Lash Opco LLC	Consumer Goods: Non-Durable	9.3 (LIBOR + 6.0%)	12/31/2020	3/18/2026	998	973	988
MarkLogic Corporation	High Tech Industries	9.0% (LIBOR + 8.0%)	10/20/2020	10/20/2025	3,142	3,083	3,087
MarkLogic Corporation (9)(23)	High Tech Industries	9.0% (LIBOR + 8.0%)	10/20/2020	10/20/2025	—	(5)	—
MeriCal, LLC	Consumer Goods: Non-Durable	6.5% (LIBOR + 5.5%)	11/16/2018	11/16/2021	7,396	7,396	7,396
SolutionReach, Inc.	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,238	6,168	6,239
SolutionReach, Inc. (8)(9)	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(11)	—
SRS Acquiom Holdings LLC	Finance	7.0% (LIBOR + 6.0%)	11/8/2018	11/8/2024	4,200	4,174	3,822
Trace3, LLC	High Tech Industries	7.8% (LIBOR + 6.8%)	11/4/2020	8/3/2024	3,007	2,922	2,917
				Subtotal west	$76,880	$75,927	$75,952

		Subtotal first lien senior secured debt			$241,175	$238,784	$236,125

Second lien debt
—6.42% of net asset value
Northeast
—6.42% of net asset value
Merchants Capital Access, LLC (14)	Banking	11.5% (LIBOR + 10.5%)	4/20/2015	6/4/2021	$12,000	$11,998	$11,880
smarTours, LLC	Services: Consumer	8.8% PIK (LIBOR + 7.8%)	12/21/2020	12/31/2024	1,327	575	418
				Subtotal northeast	$13,327	$12,573	$12,298

			Subtotal second lien debt		$13,327	$12,573	$12,298

Subordinated debt
—3.07% of net asset value

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

West
—3.07% of net asset value
C&K Market, Inc.	Retail	11.0% (8% Cash + 3% PIK)	12/29/2020	12/29/2025	$5,885	$5,885	$5,885
				Subtotal west	$5,885	$5,885	$5,885

			Subtotal Subordinated debt		$5,885	$5,885	$5,885

Equity investments
—3.59% of net asset value
Midwest
—0.07% of net asset value
Doxa Insurance Holdings, LLC (18)	Insurance		12/4/2020		129,187	$129	$129
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	—
			Subtotal midwest			$618	$129
Northeast
—2.63% of net asset value
Certify, Inc. (18)	Services: Business		2/28/2019		841	175	212
Specialty Brands Holdings, LLC (17)	Services: Business		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	216	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	—	—
SPST Investors II, LLC (10)(13)(18)(26)	Services: Consumer		12/21/2020		51,095	51	—
Urology Management Associates, LLC (18)	Healthcare & Pharmaceuticals		8/31/2018		769	769	1,059
Wheels Up Partners, LLC (10)(13)(18)	Transportation: Consumer		1/31/2014		1,000,000	1,000	3,780
			Subtotal northeast			$2,211	$5,051
Southeast
—0.02% of net asset value
Virtus Aggregator, LLC (10)(13)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$32
			Subtotal southeast			$32	$32
Southwest
—0.09% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	$144	$—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
Igloo Products Corp. (18)	Consumer Goods: Non-Durable		4/30/2014		1,902	1,716	171
			Subtotal southwest			$1,860	$171
West
—0.78% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable		9/30/2016		521	$505	$718
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable		9/30/2016		5,334	10	394
Sciens Building Solutions, LLC (10) (17)	Services: Business		7/12/2017		194	213	395
			Subtotal west			$728	$1,507

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

				Subtotal equity		$5,449	$6,890

Warrants
—0.26% of net asset value
West
—0.26% of net asset value
C&K Market, Inc.	Retail		12/29/2020		1,063,221	$—	$500
				Subtotal west		$—	$500

				Subtotal warrants		$—	$500

Investments in funds
—1.50% of net asset value
Midwest
—1.38% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Investment Funds And Vehicles		6/14/2013			$2,957	$2,634
				Subtotal midwest		$2,957	$2,634
West
—0.12% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Investment Funds And Vehicles		11/20/2012			$399	$238
				Subtotal west		$399	$238

			Subtotal investments in funds			$3,356	$2,872

Total non-controlled/non-affiliated investments
—138.03% of net asset value						$266,047	$264,570

Controlled investments
—51.33% of net asset value

First lien senior secured debt
—8.81% of net asset value
Southeast
—4.07% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)(27)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$11,897	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (15)(19)(27)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,838	1,053	—
Loadmaster Derrick & Equipment, Inc. (15)(19)(27)	Energy: Oil & Gas	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	9,758	7,200	7,807
				Subtotal southeast	$24,493	$15,560	$7,807
Southwest
See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

—4.74% of net asset value
OEM Group, LLC (15)(25)	Capital Equipment	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$9,076	$9,076	$9,076
				Subtotal southwest	$9,076	$9,076	$9,076

			Subtotal first lien senior secured debt		$33,569	$24,636	$16,883

Second lien debt
—5.25% of net asset value
Southwest
—5.25% of net asset value
OEM Group, LLC (15)(25)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$46,323	$22,203	$10,068
				Subtotal southwest	$46,323	$22,203	$10,068

			Subtotal second lien debt		$46,323	$22,203	$10,068

Equity investments
—0.00% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy: Oil & Gas		7/1/2016		2,956	$1,114	$—
Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy: Oil & Gas		12/21/2016		12,131	—	—
				Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10) (12) (15) (20)	Capital Equipment		3/16/2016		20,000	$8,890	$—
				Subtotal southwest		$8,890	$—

				Subtotal equity		$10,004	$—

Investments in funds
—37.27% of net asset value
Northeast
—37.27% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment Funds And Vehicles		12/3/2014			$92,013	$71,443
				Subtotal northeast		$92,013	$71,443

			Subtotal investments in funds			$92,013	$71,443
Total controlled investments

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

—51.33% of net asset value				$148,856	$98,394

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund II, LLC (10)(14)(18)(21)	Investment Funds And Vehicles	3/1/2013		$1	$1
			Subtotal northeast	$1	$1

		Subtotal investments in funds		$1	$1

Total non-controlled/affiliated investments

—0.00% of net asset value				$1	$1

Total investments—189.37% of net asset value				$414,904	$362,965
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
(3)

As of March 31, 2021, 30.1% and 28.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of the LIBOR and ABR rates may be subject to interest floors. As of March 31, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.11%, 0.13%, 0.19% and 0.21%, respectively. There were no ABR loans outstanding at March 31, 2021.

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
(11)

In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company. As of March 31, 2021, there were no issuers with this option.

(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Interest held by a wholly owned subsidiary of First Eagle Alternative Capital BDC, Inc.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2021

(dollar amounts in thousands)

(14)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the three months ended March 31, 2021 in which the issuer was a portfolio company that the Company is deemed to control.

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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of March 31, 2021.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of March 31, 2021.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(23)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(24)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(25)	Restructured loan for which income is not being recognized as of March 31, 2021.
(26)

The underlying investment of SPST Investors II, LLC is SPST Holdings, LLC which the Company holds 0.40% ownership interest in SPST Holdings, LLC’s common shares, and 0.44% ownership interest in SPST Holdings, LLC’s preferred shares.

(27)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date of December 31, 2021.

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
Non-controlled/non-affiliated investments
—131.65% of net asset value
First lien senior secured debt
—117.56% of net asset value
Canada
—3.64% of net asset value
PDFTron Systems Inc. (7)	Services: Business	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	$4,938	$4,903	$4,938
PDFTron Systems Inc. (7)(23)	Services: Business	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	1,086	1,079	1,086
PDFTron Systems Inc. (7)(23)	Services: Business	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	320	316	320
PDFTron Systems Inc. (7)	Services: Business	8.8% (LIBOR + 7.5%)	6/19/2020	5/15/2024	398	389	398
PDFTron Systems Inc. (7)(9)(22)	Services: Business	8.8% (LIBOR + 7.5%)	6/19/2020	5/15/2024	—	(10)	—
				Subtotal Canada	$6,742	$6,677	$6,742
Midwest
—12.88% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	7% (LIBOR + 6%)	12/17/2020	12/17/2026	$2,053	$2,012	$2,012
Advanced Web Technologies (8)	Containers, Packaging, & Glass	7% (LIBOR + 6%)	12/17/2020	12/17/2026	46	39	45
Advanced Web Technologies (9)(23)	Containers, Packaging, & Glass	7% (LIBOR + 6%)	12/17/2020	12/17/2026	—	(16)	—
Doxa Insurance Holdings, LLC	Insurance	7.3% (LIBOR + 6.3.0%)	12/4/2020	12/4/2026	1,600	1,560	1,560
Doxa Insurance Holdings, LLC (8)(9)	Insurance	7.3% (LIBOR + 6.3.0%)	12/4/2020	12/4/2026	—	(8)	—
Doxa Insurance Holdings, LLC	Insurance	7.3% (LIBOR + 6.3.0%)	12/4/2020	12/4/2026	867	820	846
1-800 Hansons, LLC	High Tech Industries	7.5% (LIBOR + 6.5%) (6.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	3,317	3,295	3,052
1-800 Hansons, LLC (8)	High Tech Industries	7.5% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	207	193
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	5,345	5,318	5,158
IRC Opco LLC (8)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	818	814	790
Matilda Jane Holdings, Inc.	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	4/28/2017	5/1/2022	12,307	12,239	10,211
Matilda Jane Holdings, Inc. (8)(9)	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	10/30/2020	5/1/2022	—	(20)	—
				Subtotal midwest	$26,562	$26,260	$23,867
Northeast
—29.61% of net asset value
3SI Security Systems	Services: Consumer	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$4,065	$4,036	$3,902
AppFire Technologies, LLC	High Tech Industries	7.8% (LIBOR + 6.5%)	10/2/2020	10/2/2025	2,924	2,861	2,895
AppFire Technologies, LLC (8)(9)	High Tech Industries	7.8% (LIBOR + 6.5%)	10/2/2020	10/2/2025	—	(3)	—
AppFire Technologies, LLC (23)	High Tech Industries	7.8% (LIBOR + 6.5%)	10/2/2020	10/2/2025	244	239	241
Aurotech, LLC	High Tech Industries	8% (LIBOR + 7%)	10/30/2020	10/30/2025	3,073	3,013	3,012

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

Aurotech, LLC (8)(9)	High Tech Industries	8% (LIBOR + 7%)	10/30/2020	10/30/2025	—	(8)	—
Certify, Inc.	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,529	1,544
Certify, Inc. (24)	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	211	208	211
Certify, Inc. (8)	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	18	17	18
Communication Technology Intermediate (7)	Telecommunications	8.5% (LIBOR + 7.5.0%)	10/13/2020	10/13/2025	8,473	8,295	8,303
Communication Technology Intermediate (7)(8)(9)	Telecommunications	8.5% (LIBOR + 7.5.0%)	10/13/2020	10/13/2025	—	(13)	—
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,800	9,741	9,457
HealthDrive Corporation (8)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	352	342	340
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	3,789	3,714	3,714
Multi Specialty Healthcare LLC (8)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	—	(14)	—
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR + 6.5.0%)	7/31/2020	7/31/2025	3,128	3,099	3,096
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	7.8% (LIBOR + 6.5.0%)	7/31/2020	7/31/2025	—	(3)	—
smarTours, LLC	Services: Consumer	7.8% (LIBOR + 6.8%)	12/21/2020	12/31/2024	475	475	475
smarTours, LLC (8)(9)	Services: Consumer	8.8% (LIBOR + 7.8%)	12/21/2020	12/31/2024	2,158	2,158	2,158
Urology Management Associates, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,350	8,250	8,266
Women's Health USA, Inc.	Healthcare & Pharmaceuticals	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	7,290	7,273	7,217
Women's Health USA, Inc. (8)(9)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	—	(11)	—
				Subtotal northeast	$55,894	$55,198	$54,849
Southeast
—8.66% of net asset value
Apex Services Partners, LLC	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	$4,822	$4,783	$4,701
Apex Services Partners, LLC (23)	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	519	515	506
Groundworks Operations, LLC	Construction & Building	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	1,946	1,911	1,946
Groundworks Operations, LLC (8)(9)	Construction & Building	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	—	(2)	—
Groundworks Operations, LLC (23)	Construction & Building	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	857	843	857
Groundworks Operations, LLC (23)	Construction & Building	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	398	378	398
Whitney, Bradley & Brown, Inc.	Services: Business	8.5% (LIBOR + 7.5%)	10/18/2017	10/18/2022	7,563	7,532	7,639
				Subtotal southeast	$16,105	$15,960	$16,047
Southwest
—24.28% of net asset value
Allied Wireline Services, LLC (11)(25)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$4,951	$4,971	$3,961
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,729	5,687	5,557
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,615	1,604	1,567
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,320	1,309	1,281
Igloo Products Corp.	Consumer Goods: Non-Durable	11.5% (LIBOR + 10.0%) (10.8% Cash + 0.8% PIK)	3/28/2014	3/28/2023	21,609	21,593	21,609
Neiman Marcus Group LTD LLC	Retail	9.5% (LIBOR + 8.5%)	9/25/2020	9/25/2024	3,000	2,942	2,940
Riveron Acquisition Holdings, Inc.	Finance	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,180	8,061	8,057
				Subtotal southwest	$46,404	$46,167	$44,972
West
—38.49% of net asset value

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

ABC Legal Services, Inc.	Finance	7% (LIBOR + 5.5%)	6/21/2019	6/21/2024	$6,958	$6,872	$6,610
ABC Legal Services, Inc. (8)(9)	Finance	7% (LIBOR + 5.5%)	6/21/2019	6/21/2024	—	(8)	—
Action Point, Inc (9)(23)	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	—	(13)	—
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,333	3,267	3,267
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,309	1,316
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	655	659
Alpine SG, LLC	High Tech Industries	7.5% (LIBOR + 6.5%)	11/2/2020	11/16/2022	1,500	1,459	1,500
EBS Intermediate LLC	Services: Consumer	6% (LIBOR + 5%)	10/2/2018	10/2/2023	7,788	7,712	7,788
EBS Intermediate LLC (8)(9)	Services: Consumer	6% (LIBOR + 5%)	10/2/2018	10/2/2023	-	(16)	-
Evergreen Services Group, LLC	High Tech Industries	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,339	9,288	9,339
Finxera Intermediate, LLC	Finance	6.8% (LIBOR + 5.8%)	3/3/2020	8/27/2024	6,946	6,889	6,946
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,857	5,810	5,857
Gener8, LLC (8)(9)	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	—	(12)	—
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (PRIME + 6%)	9/18/2020	3/18/2026	3,022	2,950	2,947
Lash Opco LLC (8)(9)	Consumer Goods: Non-Durable	9.3% (PRIME + 6%)	9/18/2020	9/18/2025	—	(8)	—
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (PRIME + 6%)	12/31/2020	3/18/2026	1,000	975	975
MarkLogic Corporation	High Tech Industries	9% (LIBOR + 8%)	10/20/2020	10/20/2025	3,150	3,089	3,087
MarkLogic Corporation (9)(23)	High Tech Industries	9% (LIBOR + 8%)	10/20/2020	10/20/2025	—	(5)	—
MeriCal, LLC	Consumer Goods: Non-Durable	6.5% (LIBOR + 5.5%)	11/16/2018	11/16/2021	7,415	7,415	7,415
SolutionReach, Inc.	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,255	6,178	6,255
SolutionReach, Inc. (8)	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	700	688	700
SRS Acquiom Holdings LLC	Finance	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,200	4,173	3,696
Trace3, LLC	High Tech Industries	7.8% (LIBOR + 6.8%)	11/4/2020	8/3/2024	3,023	2,934	2,932
				Subtotal west	$72,461	$71,601	$71,289

			Subtotal first lien senior secured debt		$224,168	$221,863	$217,766

Second lien debt
—6.63% of net asset value
Northeast
—6.63% of net asset value
Merchants Capital Access, LLC (14)	Banking	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,988	$11,880
smarTours, LLC	Services: Consumer	8.8% (LIBOR + 7.8%)	12/21/2020	12/31/2024	$1,295	$543	$408
				Subtotal northeast	$13,295	$12,531	$12,288

			Subtotal second lien debt		$13,295	$12,531	$12,288

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

Subordinated debt
—3.15% of net asset value
West
—3.15% of net asset value
C&K Market, Inc.	Retail	11.0% (8% Cash + 3% PIK)	12/29/2020	12/29/2025	$5,841	$5,841	$5,841
				Subtotal west	$5,841	$5,841	$5,841

			Subtotal Subordinated debt		$5,841	$5,841	$5,841

Equity investments
—2.74% of net asset value
Midwest
—0.07% of net asset value
Doxa Insurance Holdings, LLC (18)	Insurance		12/4/2020		129,187	$129	$129
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	—
			Subtotal midwest			$618	$129
Northeast
—1.99% of net asset value
Alex Toys, LLC (10)(12)(13)(18)	Consumer Goods: Non-Durable		5/22/2015		154	$1,000	$—
Alex Toys, LLC (10)(12)(13) (17)	Consumer Goods: Non-Durable		6/22/2016	6/12/2021	121	888	—
Certify, Inc. (18)	Services: Business		2/28/2019		841	175	200
Specialty Brands Holdings, LLC (17)	Services: Business		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	—	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	216	—
SPST Investors II, LLC (10)(13)(18)(26)	Services: Consumer		12/21/2020		51,095	51	—
Urology Management Associates, LLC (18)	Healthcare & Pharmaceuticals		8/31/2018		769	769	916
Wheels Up Partners, LLC (10)(13)(18)	Transportation: Consumer		1/31/2014		1,000,000	1,000	2,574
			Subtotal northeast			$4,099	$3,690
Southeast
—0.02% of net asset value
Virtus Aggregator, LLC (10)(13)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$32
			Subtotal southeast			$32	$32
Southwest
—0.02% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	$144	$—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
Igloo Products Corp. (18)	Consumer Goods: Non-Durable		4/30/2014		1,902	1,716	40

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

		Subtotal southwest			$1,860	$40
West
—0.64% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable	9/30/2016		521	$505	$701
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable	9/30/2016		5,334	10	97
Sciens Building Solutions, LLC (10) (17)	Services: Business	7/12/2017		194	213	381
		Subtotal west			$728	$1,179

			Subtotal equity		$7,337	$5,070

Warrants
—0.00% of net asset value
Southwest
—0.00% of net asset value
C&K Market, Inc.	Retail	12/29/2020		1,063,221	$—	$—
			Subtotal southwest		$—	$—

			Subtotal warrants		$—	$—

Investments in funds
—1.56% of net asset value
Midwest
—1.43% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Finance	6/14/2013			$2,957	$2,652
			Subtotal midwest		$2,957	$2,652
West
—0.13% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Finance	11/20/2012			$399	$238
			Subtotal west		$399	$238

		Subtotal investments in funds			$3,356	$2,890

Total non-controlled/non-affiliated investments
—131.65% of net asset value					$250,928	$243,855

Controlled investments
—50.65% of net asset value

First lien senior secured debt

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

—8.57% of net asset value
Southeast
—3.98% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$11,576	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,750	1,053	—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy: Oil & Gas	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	9,214	7,182	7,370
				Subtotal southeast	$23,540	$15,542	$7,370
Southwest
—4.59% of net asset value
OEM Group, LLC (15)(25)	Capital Equipment	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$8,500	$8,500	$8,500
				Subtotal southwest	$8,500	$8,500	$8,500

			Subtotal first lien senior secured debt		$32,040	$24,042	$15,870

Second lien debt
—5.3.00% of net asset value
Southwest
—5.3.00% of net asset value
OEM Group, LLC (15) (25)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$45,198	$22,203	$9,823
				Subtotal southwest	$45,198	$22,203	$9,823

			Subtotal second lien debt		$45,198	$22,203	$9,823

Equity investments
—0.00% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy: Oil & Gas		7/1/2016		2,956	$1,114	$—
Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy: Oil & Gas		12/21/2016		12,131	—	—
				Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10) (12) (15) (20)	Capital Equipment		3/16/2016		20,000	$8,890	$—
				Subtotal southwest		$8,890	$—

				Subtotal equity		$10,004	$—

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
(11)

In certain circumstances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company. As of December 31, 202, there were no issuers with this option.

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
(26)

The underlying investment of SPST Investors II, LLC is SPST Holdings, LLC which the Company holds 0.40% ownership interest in SPST Holdings, LLC’s common shares, and 0.44% ownership interest in SPST Holdings, LLC’s preferred shares.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than majority owned investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2021.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

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

Escrow and Other Receivables

Escrow and other receivables are categorized within Level 3 of the fair value hierarchy where the net realizable value of the escrow and other receivables approximates fair value. The fair value is determined using probability weighted scenario analysis.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2021, the Company had loans on non-accrual status with an amortized cost basis of $15,560 and fair value of $7,806. As of December 31, 2020, the Company had loans on non-accrual status with an amortized cost basis of $15,542 and fair value of $7,370.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of March 31, 2021, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $14,028, which meet the above criteria. As of December 31, 2020, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $13,782.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Accumulated PIK balance, beginning of period	$1,160	$3,587
PIK income capitalized/receivable	123	49
PIK received in cash from repayments	—	(6)
Accumulated PIK balance, end of period	$1,283	$3,630

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2021 and 2020.

The Company may also generate revenue in the form of fees from the management of First Eagle Greenway Fund II, LLC (formerly known as THL Credit Greenway Fund II LLC), or Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended March 31, 2021 and 2020, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $26 and $52, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three months ended March 31, 2021 and 2020. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended March 31,
	2021	2020
Benefit (provision) for taxes on unrealized gain on investments	(331)	470

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2021 and December 31, 2020, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $2,011 and $1,673, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of March 31, 2021 and December 31, 2020, $2,229 (net of $8,433 allowance) and $2,222 (net of $8,433 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

Under the RIC Modernization Act, the Company is permitted to carry forward capital losses incurred in taxable years beginning after December 22, 2010, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the rules applicable to pre-enactment capital losses.

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

The Company does not believe that the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2021:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$253,008	$—	$7,798	$245,210
Second lien debt	22,366	—	—	22,366
Equity investments	7,390	—	—	7,390
Subordinated debt	5,885	—	—	5,885
Investment in Logan JV (1)	71,443	—	—	—
Investments in funds (1)	2,873	—	—	—
Total investments	$362,965	$—	$7,798	$280,851

(1)

Certain investments that are measured at fair value using net asset value totaling $74,316 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

(1)

Certain investments that are measured at fair value using net asset value totaling $71,024 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of March 31, 2021:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$95,370	$74,316	20.48%	38.76%
Healthcare & Pharmaceuticals	54,252	54,025	14.88%	28.19%
Consumer Goods: Non-Durable	50,090	47,103	12.98%	24.57%
Finance	25,795	25,523	7.03%	13.32%
High Tech Industries	26,662	26,576	7.32%	13.87%
Services: Business	26,006	26,437	7.28%	13.79%
Capital Equipment	45,454	24,418	6.73%	12.74%
Services: Consumer	24,488	24,260	6.68%	12.66%
Banking	11,998	11,880	3.27%	6.20%
Energy: Oil & Gas	21,789	11,768	3.24%	6.14%
Telecommunications	8,270	8,451	2.33%	4.41%
Retail	5,885	6,385	1.76%	3.33%
Automotive	3,971	3,978	1.10%	2.08%
Transportation: Consumer	1,000	3,780	1.04%	1.97%
Chemicals, Plastics, & Rubber	3,248	3,259	0.90%	1.70%
Construction & Building	3,089	3,195	0.88%	1.67%
Hotel, Gaming, & Leisure	2,971	2,998	0.83%	1.56%
Insurance	2,498	2,528	0.70%	1.32%
Containers, Packaging, & Glass	2,068	2,085	0.57%	1.09%
Total Investments	$414,904	$362,965	100.00%	189.37%

The following is a summary of the industry classification in which the Company invests as of December 31, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$92,125	$68,134	20.18%	36.79%
Healthcare & Pharmaceuticals	47,924	47,391	14.03%	25.59%
Consumer Goods: Non-Durable	49,752	43,995	13.03%	23.76%
High Tech Industries	28,333	28,226	8.36%	15.24%
Finance	29,343	28,199	8.35%	15.23%
Capital Equipment	44,891	23,530	6.97%	12.71%
Services: Business	22,149	22,592	6.69%	12.20%
Services: Consumer	22,041	21,686	6.42%	11.71%
Banking	11,988	11,880	3.52%	6.41%
Energy: Oil & Gas	21,771	11,331	3.36%	6.12%
Retail	8,783	8,781	2.60%	4.74%
Telecommunications	8,282	8,303	2.46%	4.48%
Chemicals, Plastics, & Rubber	3,254	3,267	0.97%	1.76%
Construction & Building	3,130	3,201	0.95%	1.73%
Transportation: Consumer	1,000	2,574	0.76%	1.39%
Insurance	2,501	2,535	0.75%	1.37%
Containers, Packaging, & Glass	2,035	2,057	0.61%	1.11%
Total Investments	$399,302	$337,682	100.00%	182.34%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2021:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$166,894	$148,857	41.00%	77.67%
West	82,939	84,082	23.17%	43.87%
Southwest	85,173	61,593	16.97%	32.13%
Southeast	43,426	34,798	9.59%	18.15%
Midwest	29,672	26,776	7.38%	13.97%
Canada	6,800	6,859	1.89%	3.58%
Total Investments	$414,904	$362,965	100.00%	189.37%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$163,953	$138,961	41.15%	75.02%
West	78,569	78,547	23.26%	42.40%
Southwest	87,620	63,335	18.76%	34.19%
Midwest	29,835	26,648	7.89%	14.39%
Southeast	32,648	23,449	6.94%	12.66%
Canada	6,677	6,742	2.00%	3.64%
Total Investments	$399,302	$337,682	100.00%	182.30%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be within seven months to three years.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2021:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$194,289		Discounted cash flows (income approach)	Comparative Yield	7%		-	9%		(8%)
	27,060		Market comparable companies (market approach)	EBITDA Multiple	8.0	x	-	8.5	x	(8.3	x)
	9,076	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	7,807		Market comparable companies (market approach)	Revenue Multiple	0.4	x	-	0.9	x	(0.6	x)
Second lien debt	11,880		Discounted cash flows (income approach)	Comparative Yield	13%		-	14%		(14%)
	10,068	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	418		Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	5.8	x	(5.5	x)
Subordinated debt	5,885		Market comparable companies (market approach)	EBITDA Multiple	2.6	x	-	3.1	x	(2.8	x)
Equity investments (2)	3,367		Market comparable companies (market approach)	EBITDA Multiple	10.9	x	-	12.1	x	(11.5	x)
	3,992		Market comparable companies (market approach)	Revenue Multiple	2.8	x	-	3.1	x	(3.0	x)
Total Level 3 Investments	$273,842

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Excluded from the presentation is $6,977 of first lien senior secured debt and $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value.
(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$188,981		Discounted cash flows (income approach)	Comparative Yield	8%		-	9%		(8%)
	16,808		Market comparable companies (market approach)	EBITDA Multiple	5.1	x	-	5.6	x	(5.4	x)
	8,500	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	7,370		Market comparable companies (market approach)	Revenue Multiple	0.4	x	-	0.9	x	(0.6	x)
	2,940		Recoverability	Liquidation Proceeds (4)	$866		-	$866		$(866)
Second lien debt	11,880		Discounted cash flows (income approach)	Comparative Yield	14%		-	14%		(14%)
	9,823	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	408		Market comparable companies (market approach)	EBITDA Multiple	5.5	x	-	6.0	x	(5.7	x)
Subordinated debt	5,841		Market comparable companies (market approach)	EBITDA Multiple	2.9	x	-	3.4	x	(3.1	x)
Equity investments (2)	2,265		Market comparable companies (market approach)	EBITDA Multiple	9.7	x	-	10.6	x	(10.2	x)
	2,773		Market comparable companies (market approach)	Revenue Multiple	2.1	x	-	2.6	x	(2.4	x)
Total Level 3 Investments	$257,589
(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Excluded from the presentation is $9,037 of first lien senior secured debt and $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value.
(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
(4)

There are various, company specific inputs used in the valuation analysis that relate to the liquidation value of a company's assets. The significant unobservable inputs used in the valuation model were liquidation proceeds.

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

The primary significant unobservable input used in the fair value measurement of the Company’s equity investments, investments in warrants, debt investments where the Company has a controlling equity investment, and other debt investments using a market approach is the EBITDA multiple adjusted by management for differences between the investment and referenced comparables, or the multiple. Significant increases (decreases) in the multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate multiple to use in the market approach. The following table rolls forward the changes in fair value during the three months ended March 31, 2021 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2021	$233,636	$22,111	$5,841	$5,070	$266,658
Purchases (1)	17,913	-	-	-	17,913
Sales and repayments (1)	(8,552)	-	-	-	(8,552)
Unrealized appreciation (depreciation)(2)	1,868	213	(1)	4,208	6,288
Realized (loss) gain	-	-	-	(1,888)	(1,888)
Net amortization of premiums, discounts and fees	290	10	-	-	300
PIK	55	32	45	-	132
Ending balance, March 31, 2021	$245,210	$22,366	$5,885	$7,390	$280,851
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$1,904	$214	$(1)	$4,209	$6,326

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2020 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Equity investments	Totals
Beginning balance, January 1, 2020	$240,098	$12,000	$21,515	$273,613
Purchases	33,176	-	-	33,176
Sales and repayments	(5,043)	-	-	(5,043)
Unrealized appreciation (depreciation)(1)	(30,831)	(970)	(2,820)	(34,621)
Realized (loss) gain	24	-	-	24
Net amortization of premiums, discounts and fees	146	10	-	156
PIK	35	-	-	35
Ending balance, March 31, 2020	$237,605	$11,040	$18,695	$267,340

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(30,831)	$(970)	$(2,820)	$(34,621)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three months ended March 31, 2021 and 2020 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three months ended March 31, 2021, and C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three months ended March 31, 2020. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure further below.

	For the three months ended March 31,
Income Statement	2021	2020
Net sales	$3,530	$185,350
Gross profit	2,037	66,886
Net gain	1,960	4,560

The below table summarizes the financial information for OEM Group, LLC for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
Income Statement	2021	2020
Net sales	$-	$-
Gross profit	-	-
Net loss from continuing operations	(2,983)	(6,807)
Gain from discontinued operations	(143)	1,811

In December 2020, OEM Group, LLC completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC.

Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. Under GAAP, the financial results of the disposed businesses are reported separately from continuing operations under the line item “Gain from discontinued operations”.  “Net sales”, “Gross profit”, and “Net loss from continuing operations” represents the financial operations of the continuing entity, which excludes the results of the discontinued businesses.  These amounts represent primarily general and administrative expenses and interest expense of the continuing entity. In future years, the royalty payments received by OEM will be reflected in “Net sales” and “Gross profit” in their financial results.

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

As of March 31, 2021 and December 31, 2020, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks which was amended on January 9, 2021 to reduce the commitments, extend the maturity date, and amend the pricing. As of March 31, 2021, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three months LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2020, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.2%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of March 31, 2021 and December 31, 2020, Logan JV had $146,541 and $166,541 of outstanding borrowings under the credit facility, respectively. At March 31, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of March 31, 2021 and December 31, 2020, Logan JV had total investments at fair value of $224,704 and $221,418, respectively. As of March 31, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 92 and 92 different borrowers, respectively. As of March 31, 2021, the amortized cost and fair value of loans on non-accrual status was $2,227 and $760, respectively. As of December 31, 2020, the amortized cost and fair value of loans on non-accrual status was $2,227 and $1,018, respectively. As of March 31, 2021 and December 31, 2020, Logan

JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $5,676 and $6,175, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
First lien secured debt, at par	$233,974	$233,634
Second lien debt, at par	5,132	7,111
Total debt investments, at par	$239,106	$240,745
Weighted average yield on first lien secured loans (1)	5.6%	5.6%
Weighted average yield on second lien loans (1)	8.8%	8.7%
Weighted average yield on all loans (1)	5.6%	5.7%
Number of borrowers in Logan JV	92	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,249	$24,596

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2021 and December 31, 2020, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2021 and 2020, the Company’s share of distributions related to its Logan JV LLC equity interest was $1,583 and $2,320, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $1,568 and $1,583, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $112 and $97, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2021, distributions declared and earned of $6,300 for the twelve months ended March 31, 2021, represented a dividend yield to the Company of 6.8% based upon average capital invested. As of December 31, 2020, distributions declared and earned of $7,052 for the twelve months ended December 31, 2020, represented a dividend yield to the Company of 7.6% based upon average capital invested.

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,485	$1,473	$1,463

Total Australia						$1,473	$1,463

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,914	$3,858	$3,909
PNI Canada Acquireco Corp	High Tech Industries	4.61% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,648	1,636

Total Canada						$5,506	$5,545

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	963	$957	$907
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	3/8/2025	2,910	2,902	2,386
Total Germany						$3,859	$3,293

Luxembourg
Connect Finco SARL	Telecommunications	4.5% (LIBOR +3.5%)	09/23/2019	12/11/2026	1,418	$1,394	$1,415
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,657	1,504	1,691
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,743	1,717	1,423
Total Luxembourg						$4,615	$4,529

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,874	$4,772
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,781	2,773	2,741

Total United Kingdom						$7,647	$7,513

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,388	$2,366	$2,388
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,860	3,851	3,802
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,978	4,875
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	488	495	499
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,910	1,904	1,777
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	4.61% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,174	3,183	3,177
AG Parent Holdings LLC	High Tech Industries	5.11% (LIBOR +5%)	07/30/2019	07/31/2026	2,633	2,613	2,624
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,248	1,247	1,250
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.36% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,900	3,888	3,140
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.61% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,888	1,869	1,843
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,970	2,957	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.36% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,353	2,346	1,859
AMCP Clean Acquisition Co LLC	Wholesale	4.36% (LIBOR +4.25%)	07/10/2018	06/15/2025	569	568	450

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

American Achievement Corporation (3)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2022	1,470	583	583
American Public Education (15)	Services: Consumer	6.19% (LIBOR +6%)	03/29/2021	10/28/2027	1,000	980	988
Anne Arundel Dermatology Management, LLC (5)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,361	636	634
Anne Arundel Dermatology Management, LLC (4) (13)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(8)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,038	2,001	1,997
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	644	643	515
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,934	1,926	1,547
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,407	2,404	2,363
APFS Staffing Holdings Inc	Services: Consumer	4.86% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,965	1,936	1,959
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	869	855	881
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,750	3,704	3,613
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,888	2,874	2,849
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,128	3,118	3,130
Cambium Learning Group, Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	12/18/2018	12/18/2025	3,302	3,237	3,310
Canister International Group Inc	Forest Products & Paper	4.86% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,980	1,964	1,986
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	282	281	282
CC Amulet Intermediate, LLC (6)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,250	550	550
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,366	3,349	3,366
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,722	4,712	4,628
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.75%)	03/19/2021	03/19/2028	2,000	1,980	1,988
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,660	1,656	1,667
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,912	4,895	4,887
Drilling Info Inc.	High Tech Industries	4.36% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,387	4,373	4,321
Eliassen Group, LLC	Services: Business	4.36% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,615	4,601	4,569
Empower Payments Acquisition	Services: Business	4.36% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,910	3,904	3,902
EyeSouth (7) (13)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	-
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,705	1,700	1,707
Gold Standard Baking, Inc. (16)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,622	2,227	760
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,281	4,272	4,264
Granite Holdings US Acquisition Co	Capital Equipment	4.2% (LIBOR +4%)	01/26/2021	09/30/2026	2,890	2,904	2,886
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,924	1,911	1,924
Hertz Corporation (8)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	1,334	1,399
High Street Insurance Partners, Inc. (9)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	104	10	12
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	3,872	3,806	3,872
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,570	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,487	1,634
International Textile Group Inc	Consumer goods: Durable	5.26% (LIBOR +5%)	04/20/2018	05/01/2024	931	929	878
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,701	1,691	1,284
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.24% (LIBOR +6%)	06/19/2018	10/01/2024	1,896	1,862	1,842
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,000	1,990	1,998
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	460	459	455
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,782	1,777	1,764
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,244	1,186	1,222
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.86% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,334	2,327	2,231
MRI Software LLC (10) (13)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,444	1,439	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,866	3,797	3,837
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	311	330

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,935	1,884	1,921
NextCare, Inc. (11)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,769	3,749	3,750
Northern Star Holdings Inc.	Utilities: Electric	5.5% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,123	4,111	4,080
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,910	2,881
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,183
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,933	1,927	1,906
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	553	550	553
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	817	811	817
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,892	1,881	1,892
OSM Mso, LLC	Healthcare & Pharmaceuticals	5.7% (LIBOR +5.5%)	10/16/2018	08/09/2023	3,848	3,829	3,386
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,367	4,355	3,712
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	988	984	979
Patriot Rail Co LLC	Transportation: Cargo	4.75% (LIBOR +4.5%)	02/24/2021	10/19/2026	3,465	3,491	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.19% (LIBOR +5%)	10/04/2018	09/28/2025	2,925	2,906	2,795
PLH Group Inc	Energy: Oil & Gas	6.19% (LIBOR +6%)	08/01/2018	07/25/2023	3,581	3,539	3,384
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,970	1,956	1,966
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	878	875	872
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,935	1,925	1,898
Pure Fishing Inc	Consumer goods: Non-Durable	4.61% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,176	1,144	1,139
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	991	979	971
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.61% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,993	1,983	1,945
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	10/06/2025	3,174	3,117	3,110
Sentry Data Systems, Inc. (12) (13)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	10/06/2025	318	(6)	(6)
Starfish- V Merger Sub Inc	High Tech Industries	5.5% (LIBOR +4.75%)	08/11/2017	08/16/2024	2,194	2,132	2,194
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,216	2,153	2,218
Titan Sub LLC	Aerospace & Defense	5.11% (LIBOR +5%)	09/19/2019	09/21/2026	3,217	3,188	3,231
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,154	2,146	2,162
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.61% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,904	2,892	2,902
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,850	1,755	1,856
WildBrain Ltd. (15)	Media: Diversified & Production	5.5% (LIBOR +4.25%)	03/19/2021	03/04/2028	2,000	1,960	1,986
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,700	2,650	2,481
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,898	3,892	3,898
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	194	192	194

Total United States of America						$202,525	$197,266

Total Senior Secured First Lien Term Loans						$225,625	$219,609

Second Lien Term Loans
United States of America
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	$1,989	$2,010
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	493	493
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	84	252
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,726
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	413

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$4,908	$4,966

Total Second Lien Term Loans						$4,908	$4,966

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	$203	$129

Total United States of America						$203	$129

Total Equity Investments						$203	$129

Total Investments						$230,736	$224,704

Cash equivalents
Dreyfus Government Cash Management Fund						14,675	14,675
Other cash accounts						413	413
Total Cash equivalents						$15,088	$15,088

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,469,807, of which $886,839 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a revolver commitment of $451,128, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)

Represents a delayed draw commitment of $1,361,152, of which $700,426 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)

Represents a delayed draw commitment of $1,249,692, of which $700,000 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)	Represents a delayed draw commitment of $295,455, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $3,000,000, of which $1,636,364 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $103,567, of which $91,518 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a revolver commitment of $41,567, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $629,658, of which $554,431 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

(12)	Represents a revolver commitment of $318,182, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities
(13)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of March 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(14)	All investments are pledged as collateral for loans payable unless otherwise noted.
(15)	Interest will start to accrue when the trade settles. 3 month LIBOR as of March 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(16)	Loan was on non-accrual as of March 31, 2021.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394
Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Total United States of America						$6,861	$6,707

Total Second Lien Term Loans						$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		1	$203	$32

Total United States of America						$203	$32

Total Equity Investments						$203	$32

Total Investments						$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund						31,632	31,632
Other cash accounts						555	555
Total Cash equivalents						$32,187	$32,187

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,362,166, of which $956,513 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $451,128, which was unfunded as of December 31, 2020. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
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

(10)	Represents a delayed draw commitment of $318,182, which was unfunded as of December 31, 2020. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020:

Selected Balance Sheet Information:

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $230,736 and $231,535, respectively)	$224,704	$221,418
Cash	15,088	32,187
Other assets	717	882
Total assets	$240,509	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$144,857	$165,830
Payable for investments purchased	2,940	-
Distribution payable	2,100	2,100
Other liabilities	1,308	1,391
Total liabilities	$151,205	$169,321
Members' capital	$89,304	$85,166
Total liabilities and members' capital	$240,509	$254,487

Selected Statement of Operations Information:

	For the three months ended March, 31 2021	For the three months ended March, 31 2020
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,530	$5,826
Fee income	-	50
Total revenues	3,530	5,876
Credit facility expenses (1)	$1,493	2,789
Other fees and expenses	77	97
Total expenses	1,570	2,886
Net investment income	1,960	2,990
Net realized gain (loss)	194	(3,260)
Net change in unrealized appreciation (depreciation) on investments	4,085	(37,276)
Net increase (decrease) in members' capital from operations	$6,239	$(37,546)

(1)

As of March 31, 2021, Logan JV had $146,541 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under the credit facility with an effective interest rate of 2.46% per annum.

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

4. Related Party Transactions

Investment Management Agreement

On January 28, 2020, the Company’s Board unanimously approved an interim investment management agreement (the “Interim Investment Management Agreement”) and a new investment management agreement (the “New Investment Management Agreement”) between the Company and the Advisor, both of which included substantially the same terms as the amended and restated investment management agreement which became effective on June 14, 2019 (the “Prior Investment Advisory Agreement”). The Interim Investment Management Agreement became effective January 31, 2020. The New Investment Management Agreement became effective May 28, 2020 upon stockholder approval obtained at a special stockholder meeting held on such date and the Interim Investment Management Agreement terminated immediately. Consistent with the terms under the Prior Investment Advisory Agreement, under the Interim Investment Management Agreement and the New Investment Management Agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of and provides investment advisory services to the Company.

Base Management Fee

For the three months ended March 31, 2021 and 2020, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the New Investment Management Agreement and remains unchanged from the Interim Investment Management Agreement and Prior Investment Advisory Agreement.

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

For the three months ended March 31, 2021 and 2020, the Company incurred base management fees of $0 and $1,024, respectively, net of management fees waived of $879 and $0, respectively. As of March 31, 2021 and December 31, 2020, no amounts were payable to the Advisor.

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

For the three months ended March 31, 2021 and 2020, the Company would have incurred no incentive fee related to ordinary income under the new calculation.

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

For the three months ended March 31, 2020, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

Incentive Fee on Net Investment Income Payable

For the three months ended March 31, 2021 and 2020, the Company reversed $0 and $411, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable. As of March 31, 2021 and December 31, 2020, $0 and $156, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 17.5% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the New Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Advisory Agreement as of March 31, 2021 and December 31, 2020.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2021 and 2020, the Company incurred no incentive fees related to the GAAP incentive fee.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor on January 31, 2020 that includes substantially the same terms as the prior administration agreement and under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to the Company. The Company’s board of directors reviews the allocation methodologies with respect to such expenses. Such allocated costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2021 and 2020, the Company incurred administrator expenses of $221 and $327, respectively. As of March 31, 2021 and December 31, 2020, $0 and $0 of administrator expenses true-up were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of March 31, 2021 and December 31, 2020, there were $96 and $124, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2021 and December 31, 2020, the Advisor owed $0 and $0, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. As of March 31, 2021 and December 31, 2020, $85 and $84, respectively, of total fees and expenses related to Greenway II, was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of March 31, 2021, it had $1,568 of dividends receivable from Logan JV included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020, it had $1,583 of dividends receivable from Logan JV and $4 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Alex Toys, LLC (1)	$(1,888)	$—
Charming Charlie LLC (2)	—	(1,565)
Copperweld Bimetallics, LLC (3)	—	(257)
Other (4)	(1,256)	208
Net realized losses	$(3,144)	$(1,614)

(1)	On March 31, 2021, the Company wrote off their investment in Alex Toys, LLC. The realized loss of $1,888 was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

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

(3)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 with an additional $2,101 in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $1,462 in escrow proceeds in cash through March 31, 2021 and realized an additional net loss to reflect the collectability of the remaining escrow and other receivables balance.

(4)	During the three months ended March 31, 2021, the Company realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.

6. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the three months ended March 31,
	2021	2020
Numerator—net increase (decrease) in net assets resulting from operations:	$9,489	$(66,156)
Denominator—basic and diluted weighted average common shares:	30,109	29,813
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.32	$(2.22)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$125,000	$66,161	$55,411	3.50%	$100,000	$57,661	$71,675	3.50%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	51,607	6.13%
Total	$236,607	$177,768	$167,018	5.36%	$211,607	$169,268	$183,282	5.45%

(1)

As of March 31, 2021, excludes deferred financing costs of $625 for the 2022 Notes and $1,112 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2021.
(3)

As of December 31, 2020, excludes deferred financing costs of $714 for the 2022 Notes and $1,218 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)	Represents the weighted average interest rate as of March 31, 2021 and December 31, 2020.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275 million and terminated the $75,000 Term Loan Facility. On March 26, 2019, the Company entered into Amendment No.1 which amended the Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million. On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%, (ii) permanently reduced the shareholder’s equity and obligor’s net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender’s commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added a 50 basis point LIBOR floor. On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120.0 million to $100.0 million, (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.0%, and (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%.

The Revolving Facility includes an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Third Revolving Amendment revised the cap from $300,000 to $200,000.  On March 31, 2021, we entered into an Incremental Commitment Agreement which increased the size of the revolver commitment from $100.0 million to $125.0 million.

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 3.00% (with a 0.50% LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or six months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2021.

As of March 31, 2021, the Company had USD borrowings of $66,161 outstanding under the Revolving Facility with a quarter-end interest rate of 3.50%.

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

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The Revolving Facility has certain collateral requirements and/or covenants, including, but not limited to covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its consolidated subsidiaries, of not less than 1.50, (iii) minimum liquidity, and (iv) minimum net worth. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Revolving Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2021 and December 31, 2020, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $563 and $901 were incurred in connection with the Revolving Facility for the three months ended March 31, 2021 and 2020. Amortization of deferred financing costs of $202 and $450, which included a one-time accelerated amortization of $318 in connection with a reduction in the revolver commitment size, were incurred with the Revolving Facility for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the Company had $1,678 and $1,757, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of March 31, 2021 was 207%.

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

As of March 31, 2021, the carrying amount and fair value of the Notes was $111,607 and $114,349, respectively. As of December 31, 2020, the carrying amount and fair value of the Notes was $111,607 and $113,040, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,781 of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2021 and 2020, the Company amortized approximately $206 and $201 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the Company had $1,738 and $1,933 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2021 and 2020, the Company incurred interest expense on the Notes of $1,803 and $1,803, respectively.

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

As of March 31, 2021 and December 31, 2020, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2021	December 31, 2020
Unfunded delayed draw facilities
Advanced Web Technologies	$798	$798
AppFire Technologies, LLC	—	163
BCDI Rodeo Dental Buyer, LLC	660	660
Doxa Insurance Holdings, LLC	1,060	1,060
Groundworks Operations, LLC	3,428	928
PDFTron Systems Inc.	715	602
	6,661	4,211
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
ABC Legal Services, LLC	663	663
Action Point, Inc	667	667
Advanced Web Technologies	262	297
AppFire Technologies, LLC	—	163
Aurotech, LLC	427	427
Certify, Inc.	53	53
Communication Technology Intermediate	415	415
Doxa Insurance Holdings, LLC	344	344
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	1,500	1,500
Groundworks Operations, LLC	99	99
HealthDrive Corporation(2)	349	1,758
Lash Opco LLC	335	335
Loadmaster Derrick & Equipment, Inc. (3)	—	3,376
MarkLogic Corporation	278	278
Marlin DTC-LS Midco 2, LLC	143	—
Matilda Jane Holdings, Inc.	978	978
Multi Specialty Healthcare LLC	711	711
PDFTron Systems Inc.	213	213
QuarterMaster Newco, LLC	365	365
smarTours, LLC	604	604
SolutionReach, Inc.	933	233
Women's Health USA, Inc.	450	1,500
	11,559	16,749
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	363
	1,043	1,043
Total unfunded commitments	$19,263	$22,003

(1)	The Company had sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, the Company had issued a standby letter of credit of $3,096 which expired on January 19, 2021

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2021 and 2020.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2021 distributions as of March 31, 2021, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the three months ended March 31,
	2021	2020
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$6.15	$7.64
Net investment income, after taxes(2)	0.11	0.09
Net realized (loss) on investments(2)	(0.10)	(0.05)
Net change in unrealized appreciation (depreciation) on investments(2)	0.32	(2.27)
Benefit (provision) for taxes on unrealized gain on investments(2)	(0.01)	0.01
Net increase (decrease) in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	0.32	(2.22)
Accretive effect of repurchase of common stock	—	0.01
Distributions to stockholders from net investment income	(0.10)	(0.21)
Total distributions	(0.10)	(0.20)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$6.37	$5.22

Per share market value at end of period	$4.04	$2.65
Total return(3)(5)	13.42%	(54.68%)
Shares outstanding at end of period	30,109	29,680
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$191,673	$154,905
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc.(4)(6)	8.59%	12.02%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (6)	7.06%	4.69%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	2.33%	9.47%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the three months ended March 31, 2021 and 2020 the ratio components included 0.00% and 2.14% of net base management fee, (0.00%) and (0.86%) of net incentive fee, 5.96% and 7.00% of borrowing costs, 1.58% and 2.53% of other operating expenses, and 0.51% and 0.35% of the impact of all taxes, respectively.

(5)	Not annualized
(6)	Annualized, except for taxes and the related impact of incentive fees.

11. Stock Repurchase Program

Stock Repurchase Program

On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020.

The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Dollar amount repurchased (1)	$-	$2,161
Shares repurchased	-	341
Average price per share (including commission)	$-	$6.33
Weighted average discount to net asset value	-	16.99%

(1)

Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the three months ended March 31, 2020 were under the 10b5-1 Plan, which was terminated on March 10, 2020.

12. Subsequent Events

From April 1, 2021 through May 6, 2021, the Company made new investments totaling $9,125 and follow-on investments, including revolver and delayed draw fundings, totaling $2,195 with a combined weighted average yield of 8.4%.

On April 26, 2021, the Company received proceeds of $7.5 million, including a prepayment premium, from the repayment of the first lien debt in Whitney, Bradley & Brown, Inc.

On May 4, 2021, the Company’s board of directors declared a dividend of $0.10 per share payable on June 30, 2021 to stockholders of record at the close of business on June 15, 2021.

On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on May 5, 2022 and may be modified or terminated at any time for any reason without prior notice.  We plan to retire all shares of common stock that we purchase in the future in connection with the program.

On May 5, 2021, the Company received proceeds of $8.6 million, including a prepayment premium, from the repayment of the first lien debt in Communication Technology Intermediate.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of March 31, 2021

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2021
Control Investments
—51.33% of net asset value
Control Investments - Majority Owned
—51.33% of net asset value
First lien senior secured debt
—8.81% of net asset value
Southeast
—4.07% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2020	9,758	$—	$—	$—	$418	$—	$7,807
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (LIBOR + 10.3% PIK) (3) due 12/31/2020	11,897	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (LIBOR + 12% PIK) (3) due 12/31/2020	2,838	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$418	$—	$7,807

Southwest
—4.74% of net asset value
OEM Group, LLC - Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025 (10) (12)	9,076	$576	$—	$—	$—	$188	$9,076
Subtotal Southwest		$576	$—	$—	$—	$188	$9,076

Subtotal first lien senior secured debt		$576	$—	$—	$418	$188	$16,883

Second lien debt
—5.25% of net asset value
Southeast
—5.25% of net asset value

OEM Group, LLC - Last out term loan 10.0% PIK due 9/30/2025 (10) (12)	—	$—	$—	$—	$—	$—	$—
OEM Group, LLC - Second Lien revolver 10.0% PIK due 9/30/2025 (10) (12)	46,322	—	—	—	246	—	10,068
OEM Group, LLC - Second Lien term loan 10.0% PIK due 9/30/2025 (10) (12)	—	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$246	$—	$10,068

Subtotal second lien debt		$—	$—	$—	$246	$—	$10,068

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

Investments in funds
—37.27% of net asset value
Northeast
—37.27% of net asset value
First Eagle Logan JV, LLC (4) (7)		$—	$(112)	$—	$3,423	$1,568	$71,443
Subtotal investments in funds		$—	$(112)	$—	$3,423	$1,568	$71,443

Total Control Investments - Majority Owned		$576	$(112)	$—	$4,087	$1,756	$98,394

Total Control Investments		$576	$(112)	$—	$4,087	$1,756	$98,394

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, II LLC (4) (8)		$—	$—	$—	$—	$41	$1
Subtotal Northeast		$—	$—	$—	$—	$41	$1

Subtotal investments in funds		$—	$—	$—	$—	$41	$1

Total Affiliate Investments		$—	$—	$—	$—	$41	$1

Total Control and Affiliate Investments—— 51.34% of net asset value		$576	$(112)	$—	$4,087	$1,797	$98,395

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of March 31, 2021. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of March 31, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.11%, 0.13%, 0.19%, and 0.21%, respectively. As of December 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.14%, 0.19%, 0.24%, and 0.26%,

(3)	Loan was on non-accrual as of March 31, 2021.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(10)	Restructured loan for which income is not being recognized as of March 31, 2021.
(11)	Includes reorganizations and restructuring of investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2021, we, together with our credit-focused affiliates, collectively had $20.0 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2021, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.3 billion in aggregate commitments into 149 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through March 31, 2021, we, along with our managed funds and separately managed account, have received $1.8 billion of gross proceeds from the realization of investments. The Company alone has received $1.6 billion of gross proceeds from the realization of its investments during this same time period. As of March 31, 2021, our managed funds, First Eagle Greenway Fund II, LLC (formerly known as THL Greenway Fund II, LLC), or Greenway II, and its separately managed account, collectively Greenway II, have received $208.9 million, or 111.7% of the committed capital, respectively.

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

We have enhanced our portfolio monitoring practices to include a potential threat assessment of the impact of COVID-19 on our portfolio companies, and we are maintaining frequent contact with our borrowers, sponsors and co-lenders. We have continued to fund our existing debt commitments. We expect the impacts of COVID-19 are likely to continue to some extent as the outbreak persists, and potentially even longer as a resurgence across the globe is widely anticipated in winter. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our portfolio companies. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability of vaccines, and uncertainty with respect to the duration of a global economic slowdown. Depending on the duration and extent of the disruptions to the operations of our portfolio companies, we expect that some of our portfolio companies may curtail business operations, reduce employee workforces or defer capital expenditures if subjected to prolonged financial distress, which could impair their business on a permanent basis. These impairments could possibly lead to defaults on their financial obligations to us and other capital providers. These developments may result in further losses and/or restructurings that may lead to decreased investment income.

Our net asset value for the quarter ended March 31, 2020 was significantly reduced compared to our net asset value as of December 31, 2019, primarily as a result of the impact of COVID-19. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of COVID-19 and associated uncertainties of its long-term impact, as well as the re-pricing of credit risk and increased volatility in the broadly syndicated credit market. Since that time, our net asset value increased as compared to March 31, 2020 resulting from a decrease in the aggregate unrealized depreciation of our investment portfolio, primarily attributable to reduced volatility and continued stabilization in the broadly syndicated market.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2021, we had $363.0 million of portfolio investments (at fair value), which represents a $25.3 million, or 7.5% increase from the $337.7 million (at fair value) as of December 31, 2020. Our portfolio consisted of 54 investments, including Greenway II, as of March 31, 2021, compared to 51 portfolio investments, including Greenway II, as of December 31, 2020. As of March 31, 2021, we had $98.4 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $4.6 million, or 4.9%, increase from $93.8 million (at fair value) as of December 31, 2020 in three portfolio companies. The increase in controlled portfolio companies was largely the result of an increase in fair value of First Eagle Logan JV, LLC (formerly known as THL Credit Logan JV, LLC), or Logan JV. Our average controlling equity position at March 31, 2021 was approximately $28.4 million and $13.5 million at cost and fair value, respectively. Our investment in the Logan JV represented 19.7% and 20.2% of our portfolio investments at fair value as of March 31, 2021 and December 31, 2020, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$92.0	$71.4	$92.1	$68.1
Largest portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	23.3	21.7	23.3	21.6
Average portfolio company investment	7.7	6.7	7.5	6.4
Average portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	6.0	5.9	5.8	5.7
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway II	66.3	39.1	67.8	35.5

At March 31, 2021 and at December 31, 2020, based upon fair value, 97.0% and 96.8%, respectively, of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2021	December 31, 2020
First lien senior secured debt (1)(5)(6)	7.3%	7.4%
Second lien debt (1)(5)	4.2%	4.2%
Subordinated debt	11.0%	11.0%
Income-producing equity securities (2)	—	—
Debt and income-producing investments (1)(3)(5)	7.1%	7.0%
Logan JV (4)	6.8%	7.6%
All investments including Logan JV (1)(4)(5)	7.0%	7.1%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of March 31, 2021 and December 31, 2020.
(2)

Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule. As of March 31, 2021 and December 31, 2020, there was one debt-like income producing security which we do not expect to collect stated income.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of March 31, 2021 and December 31, 2020, the dividends declared and earned of $6.3 million and $7.1 million for the twelve months ended March 31, 2021 and December 31, 2020, respectively, represented a yield to us of 6.8% and 7.6%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(5)

Excluding restructured loans for which income is not being recognized as of March 31, 2021, the weighted average yield would be 7.5% on first lien senior secured debt, 11.8% on second lien debt, 7.7% on debt and income-producing investments and 7.5% on all investments including Logan JV. Excluding restructured loans for which income is not being recognized as of December 31, 2020, the weighted average would be 7.6% on first lien senior secured debt, 11.8% on second lien debt, 7.8% on debt and income-producing investments and 7.7% on all investments including Logan JV.

(6)	The broadly syndicated loans are included as first lien senior secured debt. As of March 31, 2021, the weighted average yield of only the broadly syndicated loans is 5.7%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2021, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of March 31, 2021 and December 31, 2020. There can be no assurance that the weighted average yield will remain at its current level. As of March 31, 2021 and December 31, 2020, 2.0% and 1.5%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2021 and beyond. No assurance can be given that we will be successful in achieving this target.

As of March 31, 2021 and December 31, 2020, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $23.6 million and $18.5 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2021 and December 31, 2020, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.1 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of March 31, 2021, our portfolio of unsponsored debt investments included four investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Three are performing at or above our expectations and has an Investment Score of 2. The other unsponsored investment has an Investment Score of 5. As of December 31, 2020, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. One was performing at or above our expectations and have an Investment Score of 2. The other unsponsored investment had an Investment Score of 5.

As of March 31, 2021, we have closed portfolio investments with 78 different sponsors since inception. As of December 31, 2020, we had closed portfolio investments with 86 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of March 31, 2021			As of December 31, 2020
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$272.9	$259.2	88.9%	$257.8	$239.9	90.0%
Unsponsored Investments (1)	50.0	32.3	11.1%	46.4	26.7	10.0%
Total	$322.9	$291.5	100.0%	$304.2	$266.6	100.0%

(1)	Excludes Greenway II and the Logan JV.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2021 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$263.4	63.5%	$253.0	69.7%
Investment in Logan JV	92.0	22.2%	71.4	19.7%
Second lien debt	34.8	8.4%	22.4	6.2%
Equity investments	15.5	3.7%	7.4	2.0%
Subordinated debt	5.9	1.4%	5.9	1.6%
Investments in funds	3.3	0.8%	2.9	0.8%
Total investments	$414.9	100.0%	$363.0	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for 1) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of March 31, 2021 and 2) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2020 (in millions).

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

The following is a summary of the industry classification in which we invest as of March 31, 2021 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$95.4	$74.3	20.48%	38.76%
Healthcare & Pharmaceuticals	54.2	53.9	14.88%	28.19%
Consumer Goods: Non-Durable	50.0	47.1	12.98%	24.57%
Finance	25.7	25.5	7.03%	13.32%
High Tech Industries	26.7	26.6	7.32%	13.87%
Services: Business	26.0	26.4	7.28%	13.79%
Capital Equipment	45.5	24.4	6.73%	12.74%
Services: Consumer	24.5	24.3	6.68%	12.66%
Banking	12.0	11.9	3.27%	6.20%
Energy: Oil & Gas	21.8	11.8	3.24%	6.14%
Telecommunications	8.3	8.5	2.33%	4.41%
Retail	5.9	6.4	1.76%	3.33%
Automotive	4.0	4.0	1.10%	2.08%
Transportation: Consumer	1.0	3.8	1.04%	1.97%
Chemicals, Plastics, & Rubber	3.2	3.3	0.90%	1.70%
Construction & Building	3.1	3.2	0.88%	1.67%
Hotel, Gaming, & Leisure	3.0	3.0	0.83%	1.56%
Insurance	2.5	2.5	0.70%	1.32%
Containers, Packaging, & Glass	2.1	2.1	0.57%	1.09%
Total Investments	$414.9	$363.0	100.00%	189.37%

The following is a summary of the industry classification in which we invest as of December 31, 2020 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$92.1	$68.1	20.18%	36.79%
Healthcare & Pharmaceuticals	47.9	47.4	14.03%	25.59%
Consumer Goods: Non-Durable	49.8	44.0	13.03%	23.76%
High Tech Industries	28.3	28.2	8.36%	15.24%
Finance	29.4	28.2	8.35%	15.23%
Capital Equipment	44.9	23.5	6.97%	12.71%
Services: Business	22.1	22.6	6.69%	12.20%
Services: Consumer	22.0	21.7	6.42%	11.71%
Banking	12.0	11.9	3.52%	6.41%
Energy: Oil & Gas	21.8	11.3	3.36%	6.12%
Retail	8.8	8.8	2.60%	4.74%
Telecommunications	8.3	8.3	2.46%	4.48%
Chemicals, Plastics, & Rubber	3.3	3.3	0.97%	1.76%
Construction & Building	3.1	3.2	0.95%	1.73%
Transportation: Consumer	1.0	2.6	0.76%	1.39%
Insurance	2.5	2.5	0.75%	1.37%
Containers, Packaging, & Glass	2.0	2.1	0.61%	1.11%
Total Investments	$399.3	$337.7	100.00%	182.34%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2021 and 2020 (in millions).

	Three months ended March 31, 2021
	2021	2020
New portfolio investments	$20.3	$17.6
Existing portfolio investments:
Follow-on investments (1)	2.2	—
Delayed draw and revolver investments (1)	2.7	15.6
Total existing portfolio investments	4.9	15.6
Total portfolio investment activity	$25.2	$33.2
Number of new portfolio investments	6	3
Number of follow-on investments	3	6
First lien senior secured debt	$25.2	$33.2
Total portfolio investments	$25.2	$33.2
Weighted average yield of new debt investments	6.6%	6.0%
Weighted average yield, including all new income-producing investments	6.6%	6.0%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three months ended March 31, 2021 and 2020, we had prepayments and sales of our investments, including any prepayment premiums, totaling $8.2 million and $38.3 million, respectively. Please refer to “Results of Operations — Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the three months ended March 31, 2021

•

Repayment of a first lien senior secured term and delayed draw loans in AppFire Technologies, LLC at par, which resulted in total proceeds received of $3.2 million, including a prepayment premium of $0.1 million.

•	Repayment of a first lien senior secured term loan in Neiman Marcus Group LTD LLC, which resulted in proceeds of $3.0 million, including a prepayment premium.

For the three months ended March 31, 2020

•	Proceeds of $23.3 million received from the sale of eight senior secure broadly syndicated investments made in December 2019 resulting in a $0.1 million net realized gain.
•	Sale of a first lien senior secured term loan in MB Medical Operations LLC with proceeds received of $2.6 million, resulting in a nominal gain.
•	Sale of a first lien senior secured term loan in Alex Toys, LLC with proceeds received of $7.7 million.
•	Sale of a first lien senior secured term loan in Home Partners of America, Inc. with proceeds received of $7.7 million.
•	Repayment of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds received of $15.4 million and an additional $0.2 million prepayment premium.
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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2021, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 10.7% (based on cash invested of $1.6 billion and total proceeds from these exited investments of $1.9 billion). 78.3% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of March 31, 2021 and December 31, 2020, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of March 31, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce commitments, extend the maturity date, and amend the pricing. As of March 31, 2021 and December 31, 2020, the Logan JV Credit Facility had $225.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of March 31, 2021 and December 31, 2020, Logan JV had $146.5 million and $166.5 million of outstanding borrowings under the credit facility, respectively. At March 31, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of March 31, 2021 and December 31, 2020, Logan JV had total investments at fair value of $224.7 million and $221.4 million, respectively. As of March 31, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 92 and 92 different borrowers, respectively. As of March 31, 2021, there is one loan on non-accrual status with an amortized cost basis and fair value of $2.2 million $0.8 million, respectively. As of December 31, 2020, there were three loans from two issuers on non-accrual status with an amortized cost and fair value of $2.3 million and $1.1 million, respectively. As of March 31, 2021 and December 31, 2020, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $5.7 million and $6.2 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	As of March 31, 2021	As of December 31, 2020
First lien secured debt, at par	$233,974	$233,634
Second lien debt, at par	5,132	7,111
Total debt investments, at par	$239,106	$240,745
Weighted average yield on first lien secured loans (1)	5.6%	5.6%
Weighted average yield on second lien loans (1)	8.8%	8.7%
Weighted average yield on all loans (1)	5.6%	5.7%
Number of borrowers in Logan JV	92	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,249	$24,596

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2021 and December 31, 2020, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2021 and 2020, our share of distributions declared related to our Logan JV LLC equity interest was $1.6 million and $2.3 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $1.6 million and $1.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $0.1 million and $0.1 million, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. As of March 31, 2021, the distributions declared and earned of $6.3 million for the twelve months ended March 31, 2021, represented a dividend yield to the Company of 6.8% based upon average capital invested. As of December 31, 2020, distributions declared and earned of $7.1 million for the twelve months ended December 31, 2020, represented a dividend yield to the Company of 7.6% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,485	$1,473	$1,463

Total Australia						$1,473	$1,463

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,914	$3,858	$3,909
PNI Canada Acquireco Corp	High Tech Industries	4.61% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,648	1,636

Total Canada						$5,506	$5,545

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	963	$957	$907
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	3/8/2025	2,910	2,902	2,386
Total Germany						$3,859	$3,293

Luxembourg
Connect Finco SARL	Telecommunications	4.5% (LIBOR +3.5%)	09/23/2019	12/11/2026	1,418	$1,394	$1,415
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,657	1,504	1,691
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,743	1,717	1,423
Total Luxembourg						$4,615	$4,529

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,874	$4,772
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,781	2,773	2,741

Total United Kingdom						$7,647	$7,513

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,388	$2,366	$2,388
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,860	3,851	3,802
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,978	4,875
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	488	495	499
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,910	1,904	1,777
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	4.61% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,174	3,183	3,177
AG Parent Holdings LLC	High Tech Industries	5.11% (LIBOR +5%)	07/30/2019	07/31/2026	2,633	2,613	2,624
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,248	1,247	1,250
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.36% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,900	3,888	3,140
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.61% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,888	1,869	1,843
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,970	2,957	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.36% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,353	2,346	1,859
AMCP Clean Acquisition Co LLC	Wholesale	4.36% (LIBOR +4.25%)	07/10/2018	06/15/2025	569	568	450

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

American Achievement Corporation (3)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2022	1,470	583	583
American Public Education (15)	Services: Consumer	6.19% (LIBOR +6%)	03/29/2021	10/28/2027	1,000	980	988
Anne Arundel Dermatology Management, LLC (5)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,361	636	634
Anne Arundel Dermatology Management, LLC (4) (13)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(8)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,038	2,001	1,997
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	644	643	515
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,934	1,926	1,547
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,407	2,404	2,363
APFS Staffing Holdings Inc	Services: Consumer	4.86% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,965	1,936	1,959
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	869	855	881
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,750	3,704	3,613
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,888	2,874	2,849
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,128	3,118	3,130
Cambium Learning Group, Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	12/18/2018	12/18/2025	3,302	3,237	3,310
Canister International Group Inc	Forest Products & Paper	4.86% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,980	1,964	1,986
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	282	281	282
CC Amulet Intermediate, LLC (6)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,250	550	550
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,366	3,349	3,366
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,722	4,712	4,628
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.75%)	03/19/2021	03/19/2028	2,000	1,980	1,988
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,660	1,656	1,667
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,912	4,895	4,887
Drilling Info Inc.	High Tech Industries	4.36% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,387	4,373	4,321
Eliassen Group, LLC	Services: Business	4.36% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,615	4,601	4,569
Empower Payments Acquisition	Services: Business	4.36% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,910	3,904	3,902
EyeSouth (7) (13)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	-
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,705	1,700	1,707
Gold Standard Baking, Inc. (16)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,622	2,227	760
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,281	4,272	4,264
Granite Holdings US Acquisition Co	Capital Equipment	4.2% (LIBOR +4%)	01/26/2021	09/30/2026	2,890	2,904	2,886
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,924	1,911	1,924
Hertz Corporation (8)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	1,334	1,399
High Street Insurance Partners, Inc. (9)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	104	10	12
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	3,872	3,806	3,872
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,570	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,487	1,634
International Textile Group Inc	Consumer goods: Durable	5.26% (LIBOR +5%)	04/20/2018	05/01/2024	931	929	878
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,701	1,691	1,284
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.24% (LIBOR +6%)	06/19/2018	10/01/2024	1,896	1,862	1,842
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,000	1,990	1,998
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	460	459	455
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,782	1,777	1,764
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,244	1,186	1,222
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.86% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,334	2,327	2,231
MRI Software LLC (10) (13)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,444	1,439	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,866	3,797	3,837
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	311	330

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,935	1,884	1,921
NextCare, Inc. (11)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,769	3,749	3,750
Northern Star Holdings Inc.	Utilities: Electric	5.5% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,123	4,111	4,080
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,910	2,881
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,183
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,933	1,927	1,906
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	553	550	553
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	817	811	817
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,892	1,881	1,892
OSM Mso, LLC	Healthcare & Pharmaceuticals	5.7% (LIBOR +5.5%)	10/16/2018	08/09/2023	3,848	3,829	3,386
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,367	4,355	3,712
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	988	984	979
Patriot Rail Co LLC	Transportation: Cargo	4.75% (LIBOR +4.5%)	02/24/2021	10/19/2026	3,465	3,491	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.19% (LIBOR +5%)	10/04/2018	09/28/2025	2,925	2,906	2,795
PLH Group Inc	Energy: Oil & Gas	6.19% (LIBOR +6%)	08/01/2018	07/25/2023	3,581	3,539	3,384
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,970	1,956	1,966
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	878	875	872
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,935	1,925	1,898
Pure Fishing Inc	Consumer goods: Non-Durable	4.61% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,176	1,144	1,139
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	991	979	971
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.61% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,993	1,983	1,945
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	10/06/2025	3,174	3,117	3,110
Sentry Data Systems, Inc. (12) (13)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	10/06/2025	318	(6)	(6)
Starfish- V Merger Sub Inc	High Tech Industries	5.5% (LIBOR +4.75%)	08/11/2017	08/16/2024	2,194	2,132	2,194
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,216	2,153	2,218
Titan Sub LLC	Aerospace & Defense	5.11% (LIBOR +5%)	09/19/2019	09/21/2026	3,217	3,188	3,231
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,154	2,146	2,162
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.61% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,904	2,892	2,902
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,850	1,755	1,856
WildBrain Ltd. (15)	Media: Diversified & Production	5.5% (LIBOR +4.25%)	03/19/2021	03/04/2028	2,000	1,960	1,986
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,700	2,650	2,481
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,898	3,892	3,898
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	194	192	194

Total United States of America						$202,525	$197,266

Total Senior Secured First Lien Term Loans						$225,625	$219,609

Second Lien Term Loans
United States of America
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	$1,989	$2,010
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	493	493
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	84	252
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,726
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	413

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$4,908	$4,966

Total Second Lien Term Loans						$4,908	$4,966

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	$203	$129

Total United States of America						$203	$129

Total Equity Investments						$203	$129

Total Investments						$230,736	$224,704

Cash equivalents
Dreyfus Government Cash Management Fund						14,675	14,675
Other cash accounts						413	413
Total Cash equivalents						$15,088	$15,088

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,469,807, of which $886,839 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a revolver commitment of $451,128, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)

Represents a delayed draw commitment of $1,361,152, of which $700,426 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)

Represents a delayed draw commitment of $1,249,692, of which $700,000 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)	Represents a delayed draw commitment of $295,455, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $3,000,000, of which $1,636,364 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $103,567, of which $91,518 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a revolver commitment of $41,567, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $629,658, of which $554,431 was unfunded as of March 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of March 31, 2021

(dollar amounts in thousands)

(12)	Represents a revolver commitment of $318,182, which was unfunded as of March 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities
(13)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of March 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(14)	All investments are pledged as collateral for loans payable unless otherwise noted.
(15)	Interest will start to accrue when the trade settles. 3 month LIBOR as of March 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(16)	Loan was on non-accrual as of March 31, 2021.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378
Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Total United States of America						$6,861	$6,707

Total Second Lien Term Loans						$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		1	$203	$32

Total United States of America						$203	$32

Total Equity Investments						$203	$32

Total Investments						$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund						31,632	31,632
Other cash accounts						555	555
Total Cash equivalents						$32,187	$32,187

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Below is certain summarized financial information for Logan JV as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020:

Selected Balance Sheet Information

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $230,736 and $231,535, respectively)	$224,704	$221,418
Cash	15,088	32,187
Other assets	717	882
Total assets	$240,509	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$144,857	$165,830
Payable for investments purchased	2,940	-
Distribution payable	2,100	2,100
Other liabilities	1,308	1,391
Total liabilities	$151,205	$169,321
Members' capital	$89,304	$85,166
Total liabilities and members' capital	$240,509	$254,487

Selected Statement of Operations Information

	For the three months ended March, 31 2021	For the three months ended March, 31 2020
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,530	$5,826
Fee income	-	50
Total revenues	3,530	5,876
Credit facility expenses (1)	$1,493	2,789
Other fees and expenses	77	97
Total expenses	1,570	2,886
Net investment income	1,960	2,990
Net realized gain (loss)	194	(3,260)
Net change in unrealized appreciation (depreciation) on investments	4,085	(37,276)
Net increase (decrease) in members' capital from operations	$6,239	$(37,546)

(1)

As of March 31, 2021, Logan JV had $146,541 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under its credit facility with an effective interest rate of 2.46% per annum.

OEM Group LLC

In December 2020, OEM completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Term LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt.  The Company made an additional $1,000 investment in the first lien loan to facilitate the completion of the sale and cover near-term costs associated with the transition of certain assets and settlement of certain liabilities. During the three months ended March 31, 2021, the Company made an incremental $576 investment in the first lien loan continue to cover near-term operating costs of OEM.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020.  There was no cash consideration exchanged in connection with the transaction.

As of March 31, 2021 and December 31, 2020, the Company holds all outstanding debt and equity of OEM. The fair value of the Company’s investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.11 and 2.24 at March 31, 2021 and December 31, 2020, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2021 and December 31, 2020 (in millions):

a	March 31, 2021				December 31, 2020
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$30.8	7.4%	$31.1	8.6%	$21.9	5.5%	$22.2	6.7%
2(b)	307.8	74.2%	288.1	79.3%	299.6	75.0%	273.3	80.9%
3(c)	16.0	3.9%	13.7	3.8%	3.5	0.9%	3.2	0.9%
4(d)	3.5	0.8%	3.1	0.9%	16.2	4.1%	13.3	3.9%
5(e)	56.8	13.7%	27.0	7.4%	58.1	14.5%	25.7	7.6%
Total	$414.9	100.0%	$363.0	100.0%	$399.3	100.0%	$337.7	100.0%

(a)

As of March 31, 2021 and December 31, 2020, Investment Score “1”, based upon fair value, included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of March 31, 2021 and December 31, 2020, Investment Score “2”, based upon fair value, included $45.4 million and $45.4 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of March 31, 2021 and December 31, 2020, Investment Score “3”, based upon fair value, included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of March 31, 2021 and December 31, 2020, Investment Score “4”, based upon fair value, included $13.5 million and $13.3 million to companies in which we also hold equity securities.
(e)

As of March 31, 2021 and December 31, 2020, Investment Score “5”, based upon fair value, included $27.0 million and $25.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, we had loans on non-accrual status with an amortized cost basis of $15.6 million and fair value of $7.8 million. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and fair value of $7.4 million. For additional information, please refer to the Consolidated Schedules of Investments as of March 31, 2021 and December 31, 2020. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

In certain instances, we may enter into an agreement to restructure a loan, where we determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, we do not recognize interest income on these balances. As of March 31, 2021, we have two loans with an amortized cost basis of $27.2 million and fair value of $14.0 million, which meet the above criteria. As of December 31, 2020, we have two loans with an amortized cost basis of $27.2 million and fair value of $13.8 million, which meet the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of March 31, 2021 and December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

These fees may or may not be recurring in nature as part of our normal business operations. We will disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period.

The following shows the breakdown of investment income for the three months ended March 31, 2021 and 2020 (in millions):

	For the three months ended March 31,
	2021	2020
Interest income on debt securities
Cash interest	$4.9	$4.5
PIK interest	0.1	—
Prepayment premiums	0.1	—
Net accretion of discounts and other fees	0.3	0.2
Total interest on debt securities	5.4	4.7
Dividend income (1)	1.6	3.0
Interest income on other income-producing securities	—	—
Fees related to non-controlled, affiliated investments	—	0.1
Other income	0.2	0.1
Total investment income	$7.2	$7.9

(1)	Includes dividend income from preferred and common equity interests in Logan JV and C&K Market, Inc.

The decrease in investment income between the three month periods was primarily due to the reduction of dividend income due to a reduction in the size of the Logan JV and the sale of C&K Markets in December 2020. The decrease in investment income was partially offset by an increase in interest income due to the expansion of the portfolio, as well as prepayment premiums received during the period.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2021 and 2020 (in millions):

	Three months ended March 31,
	2021	2020
Accumulated PIK balance, beginning of period	$1.2	$3.6
PIK income capitalized/receivable	0.1	—
PIK received in cash from repayments	—	—
Accumulated PIK balance, end of period	$1.3	$3.6

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2021 and 2020.

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

The following shows the breakdown of expenses for the three months ended March 31, 2021 and 2020 (in millions):

	For the three months ended March 31,
	2021	2020
Expenses
Interest and fees on Borrowings (1)	$2.8	$3.4
Base management fees	0.9	1.0
Incentive fees	—	(0.4)
Other expenses	0.9	0.9
Administrator expenses	0.2	0.3
Total expenses	4.8	5.2
Management fee waiver	(0.9)	—
Incentive fee waiver	—	—
Total expenses, net of fee waivers	3.9	5.2
Income tax provision, excise and other taxes (2)	0.0	0.1
Total expenses after taxes	$3.9	$5.3

(1)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(2)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses between the three month periods was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding and lower unused fees resulting from a decrease in outstanding commitments, offset by a small increase to our spread and the addition of a LIBOR floor on the revolver. Additionally, we waived the base management fees during the three months ended March 31, 2021, which contributed to the reduction in total expenses (net of fee waivers) compared to the prior three month period. We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $3.3 million, or $0.11 per common share based on a weighted average of 30,109,384 common shares outstanding for the for the three months ended March 31, 2021, as compared to $2.7 million, or $0.09 per common share based on a weighted average of 29,813,268 common shares outstanding for the three months ended March 31, 2020.

The increase in net investment income between the three month periods is primarily attributable to an increase in interest income earned on the debt securities in the portfolio, reduced borrowing costs on the Credit Facility, and waived base management fees during the three month period ended March 31, 2021. The increase was partially offset by reduced dividend income.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2021 and 2020  (in millions):

	For the three months ended March 31,
	2021	2020
Alex Toys, LLC (1)	(1.9)	—
Charming Charlie LLC (2)	—	(1.5)
Copperweld Bimetallics, LLC (3)	—	(0.3)
Other (4)	(1.2)	0.2
Net realized losses	$(3.1)	$(1.6)

(1)	On March 31, 2021, we wrote off our investment in Alex Toys, LLC. The realized loss of $1.9 million was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

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

(3)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million with an additional $2.1 million in escrow proceeds that were reflected as Escrow and other receivables.  Subsequently, we collected $1.5 million in escrow proceeds in cash through March 31, 2021 and realized an additional net loss to reflect the collectability of the remaining escrow and other receivables balance.

(4)	During the three months ended March 31, 2021, we realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2021 and 2020 (in millions):

	Three months ended March 31,
	2021	2020
Gross unrealized appreciation on investments	$10.0	$3.3
Gross unrealized depreciation on investments	(0.3)	(70.6)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	—	(0.4)
Total	$9.7	$(67.7)

During the three months ended March 31, 2021, our largest increases in value for the investments still held as of the reporting date were related to a market driven increase of Logan JV, an investment where we hold a controlling interest, and Wheels Up.

During the three months ended March 31, 2020, the largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC (an investment where we hold a controlling interest), Holland Intermediate Acquisition Corp., Allied Wireline Services, LLC and a market driven reduction of Logan JV, an investment where we also hold a controlling interest.  Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality.  Many of these companies faced operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders.  Many of our portfolio companies faced increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding.  The disruptions caused by COVID-19 and the restrictions put in place have contributed to the write-down in the value of our portfolio as of March 31, 2020.

Benefit (Provision) for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2021 and 2020, we recognized a benefit and provision for tax on unrealized gains on investments of $0.3 million and $0.5 million for consolidated subsidiaries, respectively. As of March 31, 2021 and December 31, 2020, $2.0 million and $0.2 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in benefit for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $9.5 million, or $0.32 per common share based on a weighted average of 30,109,384 common shares for the three months ended March 31, 2021, as compared to $(66.2) million, or $(2.22) per common share based on a weighted average of 29,813,268 common shares for the three months ended March 31, 2020.

The changes in net assets from operations between the three month periods is due primarily to significant unrealized losses recognized in the three month period ended March 31, 2020, and unrealized gains on investments recognized in the three month period ended March 31 2021.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that the significant disruption in business activity and the financial markets will impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business” of our Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 5, 2021.

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

We borrowed $18.0 million under our Revolving Facility for the three months ended March 31, 2021 and repaid $9.5 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $15.5 million under our Revolving Facility for the three months ended March 31, 2020 and made no repayments on our Revolving Facility.

Our operating activities used and provided cash of $0.2 million and $9.1 million for the three months ended March 31, 2021 and 2020, respectively, primarily in connection with the purchase and sales of portfolio investments. For the three months ended March 31, 2021, our financing activities included net borrowings of $(8.5) million on our Revolving Facility, $3.0 million for distributions to stockholders, and $0.1 million for the payment of financing costs. For the three months ended March 31, 2020, our financing activities included net borrowings of $(15.5) million on our Revolving Facility, and used $6.2 million for distributions to stockholders and $2.2 million to repurchase common stock.

As of March 31, 2021 and December 31, 2020, we had cash of $13.2 million and $7.6 million, respectively. We had no cash equivalents as of March 31, 2021 and December 31, 2020.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2021 and December 31, 2020 (in millions):

	As of
	March 31, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$125.0	$66.2	$55.4	3.50%	$100.0	$57.7	$71.7	3.50%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	51.6	6.13%
Total	$236.6	$177.8	$167.0	5.36%	$211.6	$169.3	$183.3	5.45%

(1)

As of March 31, 2021, excludes deferred financing costs of $0.6 million for the 2022 Notes and $1.1 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2021.
(3)

As of December 31, 2020, excludes deferred financing costs of $0.7 million for the 2022 Notes and $1.2 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)	Represents the weighted average interest rate as of March 31, 2021 and December 31, 2020.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. On March 26, 2019, we entered into Amendment No. 1 which amended our Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190.0 million, provide a $20.0 million letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million. On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%, (ii) permanently reduced shareholder’s equity and obligor’s net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender’s commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added 50 basis point LIBOR floor. On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120.0 million to $100.0 million, (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.0% and (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%.

The Revolving Facility includes an accordion feature permitting us to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Revolving Amendment revised the cap from $300.0 million to $200.0 million.  On March 31, 2021, we entered into an Incremental Commitment Agreement which increased the size of the revolver commitment from $100.0 million to $125.0 million.

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 3.0% (with a 0.5% LIBOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.5% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR period that is one, two, three or six months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of March 31, 2021.

As of March 31, 2021, we had USD borrowings of $66.2 million outstanding under the Revolving Facility with a quarter-end interest rate of 3.50%.

The Revolving Facility generally requires payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmarks used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also requires a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2021 and December 31, 2020, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $0.6 million and $0.9 million were incurred in connection with the Revolving Facility during the three months ended March 31, 2021 and 2020, respectively.

Amortization of deferred financing costs of $0.2 million and $0.4 million, which included one-time accelerated amortization of $0.3 million in connection with a reduction in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, we had $1.7 million and $1.8 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of March 31, 2021 was 207%.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2021, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of March 31, 2021, the carrying amount and fair value of our Notes was $111.6 million and $114.3 million, respectively. As of December 31, 2020, the carrying value and fair value of our Notes was $111.6 million and $113.0 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2021 and 2020, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, we had $1.7 million and $1.9 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2021 and 2020, we incurred interest expense on the Notes of approximately $1.8 million and $1.8 million, respectively.

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

As of March 31, 2021 and December 31, 2020, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2021	December 31, 2020

Unfunded delayed draw facilities
Advanced Web Technologies	$0.8	$0.8
AppFire Technologies, LLC	—	0.2
BCDI Rodeo Dental Buyer, LLC	0.7	0.7
Doxa Insurance Holdings, LLC	1.1	1.0
Groundworks Operations, LLC	3.4	0.9
PDFTron Systems Inc.	0.7	0.6
	6.7	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
ABC Legal Services, LLC	0.7	0.7
Action Point, Inc	0.7	0.7
Advanced Web Technologies	0.3	0.3
AppFire Technologies, LLC	—	0.2
Aurotech, LLC	0.4	0.4
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	0.4	0.4
Doxa Insurance Holdings, LLC	0.3	0.3
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	1.5	1.5
Groundworks Operations, LLC	0.1	0.1
HealthDrive Corporation(2)	0.3	1.8
Lash Opco LLC	0.3	0.3
Loadmaster Derrick & Equipment, Inc. (3)	—	3.3
MarkLogic Corporation	0.3	0.3
Marlin DTC-LS Midco 2, LLC	0.1	—
Matilda Jane Holdings, Inc.	1.0	1.0
Multi Specialty Healthcare LLC	0.7	0.7
PDFTron Systems Inc.	0.2	0.2
QuarterMaster Newco, LLC	0.4	0.4
smarTours, LLC	0.6	0.6
SolutionReach, Inc.	1.0	0.2
Women's Health USA, Inc.	0.4	1.5
	11.6	16.8
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0
Total unfunded commitments	$19.3	$22.0

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, we had issued a standby letter of credit of $3.1 million which expired on January 19, 2021.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2021 and 2020.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of March 31, 2021, the percentage of 2021 income estimated as qualified interest income for tax purposes was 89.25%.

Stock Repurchase Program and Tender Offer

Stock Repurchase Program

On December 16, 2019, our board of directors authorized a $10.0 million stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2021 and 2020 (in millions):

	For the three months ended March 31,
	2021	2020
Dollar amount repurchased (1)	$-	$2.2
Shares repurchased	-	0.3
Average price per share (including commission)	$-	$6.33
Weighted average discount to net asset value	0.00%	16.99%

(1)

Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the three months ended March 31, 2020 were under the 10b5-1 Plan, which was terminated on March 10, 2020.

Related Party Transactions

Refer to Note 4 – “Related Party Transactions”, in the Notes to the Consolidated Financial Statements.

Critical accounting policies

For a description of our accounting policies, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2020 Annual Report on Form 10-K. We consider our most significant accounting policies to be those related to its Valuation of Portfolio Investments, Revenue Recognition, Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and U.S. Federal Income Taxes, including excise tax. There have been no material changes to our critical accounting policies as described in our 2020 Annual report on Form 10-K.

Recent Developments

From April 1, 2021 through May 6, 2021, we made new investments totaling $9.1 million and follow-on investments, including revolver and delayed draw fundings, totaling $2.2 million with a combined weighted average yield of 8.4%.

On April 26, 2021, we received proceeds of $7.5 million, including a prepayment premium, from the repayment of our first lien debt in Whitney, Bradley & Brown, Inc.

Effective May 1, 2021, Terry Olson, chief operating officer and chief financial officer of the Adviser and our Chief Financial Officer, resigned from the Company’s investment committee.  After his departure, the investment committee is comprised of three fixed members:  Christopher J. Flynn, James R. Fellows and Michelle Handy (the “Primary Investment Committee Members”).  In addition to the Primary Investment Committee Members, the investment committee has four rotating industry leads that serve on the investment committee for deals within their designated industry, and one rotating industry lead that served on the investment committee for deals within other industries.

On May 4, 2021, our board of directors declared a dividend of $0.10 per share payable on June 30, 2021 to stockholders of record at the close of business on June 15, 2021.

On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on May 5, 2022 and may be modified or terminated at any time for any reason without prior notice.  We plan to retire all shares of common stock that we purchase in the future in connection with the program.

On May 5, 2021, we received proceeds of $8.6 million, including a prepayment premium, from the repayment of our first lien debt in Communication Technology Intermediate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 97.0% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of March 31, 2021, the weighted average interest rate floor on our floating rate loans was 1.09%. Our Revolving Facility is also subject to floating interest rates subject to an interest rate floor of 0.50%.

Based on our March 31, 2021 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$7.4	$2.0	$5.4
Up 200 basis points	$4.9	$1.3	$3.6
Up 100 basis points	$2.5	$0.7	$1.8
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. — Related Party Transaction” footnote to our consolidated financial statements for the three months ended March 31, 2021 and 2020 for more information on the incentive fee.

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

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this quarterly report on form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 5, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On December 16, 2019, our board of directors authorized a $10.0 million stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. Effective April 14, 2020, we suspended our share repurchase program indefinitely. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program. There were no share repurchases under any stock repurchase program during the three months ended March 31, 2021.

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

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: May 6, 2021	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: May 6, 2021	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer

Date: May 6, 2021	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Accounting Officer