Form 10-K/A
period 2020-12-31
First Eagle Alternative Capital BDC, Inc.
filed 2021-05-18
CIK 1464963

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

EXPLANATORY NOTE

First Eagle Alternative Capital BDC, Inc., a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 5, 2021 (the “Form 10-K”),

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to First Eagle Alternative Capital BDC, Inc.’s , a Delaware corporation, (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission on March 5, 2020 (“the Original Filing”), is to include the following exhibit:

Exhibit Number	Description
23.2	Consent of the Independent Registered Public Accounting Firm with respect to First Eagle Logan JV, LLC

The Company had in its possession an executed copy of Exhibit 23.2, dated as of the date of the Original Filing, at the time of such filing; however, Exhibit 23.1 from the Original Filing was inadvertently copied into Exhibit 23.2. Accordingly, the auditor’s consent for First Eagle Logan JV, LLC was inadvertently omitted in the Original Filing. The sole purpose of this Amendment is to correct this inadvertent omission of the consent from the Original Filing.

This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing (other than to include Exhibit 23.2 as described above), or reflect events that may have occurred subsequent to the Original Filing.

This Amendment contains only the exhibit to the Original Filing that is being corrected and new certifications pursuant to Sections 302 and 1350 of the Sarbanes-Oxley Act of 2002. Unaffected parts or exhibits of the Original Filing are not included herein. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Filing.

ART IV

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this Amendment to the Annual Report on Form 10-K:

23.2	Consent of the Independent Registered Public Accounting Firm with respect to First Eagle Logan JV, LLC*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.3	Certification of Chief Accounting Officer Pursuant to Ruld 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2021	By:	/S/ CHRISTOPHER J. FLYNN
First Eagle Alternative Capital BDC, Inc.
Christopher J. Flynn
Chief Executive Officer

4