Form 10-Q
period 2021-06-30
First Eagle Alternative Capital BDC, Inc.
filed 2021-08-05
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to

Commission file number 814-00789

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Boylston St., Suite 1200, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FCRD	NASDAQ Global Select Market
6.125% Senior Notes due 2023	FCRW	The New York Stock Exchange
5.0% Senior Notes due 2026	FCRX	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 5, 2021 was 30,109,384.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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
•

the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or First Eagle Alternative Credit, LLC (“the Advisor”);

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

•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2021 (unaudited)	December 31, 2020
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $290,874 and $250,928, respectively)	$293,270	$243,855
Controlled investments (cost of $149,484 and $148,373, respectively)	101,344	93,826
Non-controlled, affiliated investments (cost of $1 and $1, respectively)	1	1
Cash	11,347	7,615
Escrows and other receivables	1,862	3,508
Interest, dividends, and fees receivable	3,351	2,659
Deferred tax assets	2,111	2,222
Deferred financing costs	1,651	1,757
Distributions receivable	31	97
Prepaid expenses and other assets	706	628
Deferred offering costs	67	180
Due from affiliate	83	85
Total assets	$415,824	$356,433
Liabilities:
Loans payable	$95,000	$57,661
Notes payable ($120,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $3,097 and $1,932, respectively)	117,510	109,675
Payable for investments purchased	36	—
Accrued expenses and other liabilities	3,048	1,924
Deferred tax liability	2,212	1,673
Base management fees payable	963	—
Accrued incentive fees	—	156
Accrued interest and fees	600	149
Accrued administrator expenses	265	—
Total liabilities	219,634	171,238
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,109 and 30,109 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	30	30
Paid-in capital in excess of par	418,379	418,379
Accumulated deficit	(222,219)	(233,214)
Total net assets	$196,190	$185,195
Total liabilities and net assets	$415,824	$356,433
Net asset value per share	$6.52	$6.15

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$5,502	$4,146	$10,615	$9,084
PIK interest income	125	419	248	468
Other income	266	70	421	122
From non-controlled, affiliated investments:
Other income	41	59	82	141
From controlled investments:
Cash interest income	200	27	388	(249)
Dividend income	1,649	2,287	3,217	5,294
Other income	—	33	—	70
Total investment income	7,783	7,041	14,971	14,930
Expenses:
Interest and fees on borrowings	2,666	2,545	5,032	5,248
Base management fees	963	877	1,842	1,901
Incentive fees	—	—	—	(411)
Administrator expenses	224	287	445	614
Other general and administrative expenses	411	391	709	726
Amortization of deferred financing costs	271	546	679	1,197
Professional fees	412	453	829	824
Directors' fees	169	176	337	352
Total expenses	5,116	5,275	9,873	10,451
Management fee waiver	—	—	(879)	—
Total expenses, net of fee waivers	5,116	5,275	8,994	10,451
Income tax provision, excise and other taxes	26	35	52	87
Net investment income	2,641	1,731	5,925	4,392
Realized (Loss) Gain and Change in Unrealized (Depreciation) Appreciation
Net realized (loss) gain:
Non-controlled, non-affiliated investments	(447)	(25,719)	(3,591)	(25,505)
Non-controlled, affiliated investments	—	(909)	—	(2,474)
Controlled investments	—	—	—	(263)
Extinguishment of debt	(543)	—	(543)	—
Net realized loss	(990)	(26,628)	(4,134)	(28,242)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	3,874	26,716	9,469	1,744
Non-controlled, affiliated investments	—	(1)	—	(2)
Controlled investments	2,321	12,768	6,407	(29,931)
Net change in unrealized appreciation (depreciation) on investments	6,195	39,483	15,876	(28,189)
Net realized and unrealized gain (loss)	5,205	12,855	11,742	(56,431)
(Provision) benefit for taxes on unrealized gain/loss on investments	(318)	(443)	(650)	26
Net increase (decrease) in net assets resulting from operations	$7,528	$14,143	$17,017	$(52,013)
Net investment income per common share:
Basic and diluted	$0.09	$0.05	$0.20	$0.14
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.25	$0.41	$0.57	$(1.62)
Weighted average shares of common stock outstanding:
Basic and diluted	30,109	34,311	30,109	32,062

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the six months ended June 30,
	2021	2020
Net assets at January 1,	185,195	229,455
Increase (decrease) in net assets from operations:
Net investment income	$3,284	$2,661
Net realized loss	(3,144)	(1,614)
Net change in unrealized appreciation (depreciation) on investments	9,681	(67,673)
(Provision) benefit for taxes on unrealized gain (loss) on investments	(332)	470
Net increase (decrease) in net assets resulting from operations	9,489	(66,156)
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,011)	(6,233)
Total distributions to stockholders	(3,011)	(6,233)
Capital share transactions:
Repurchase of common stock	—	(2,161)
Net decrease in net assets from capital share transactions	—	(2,161)
Total increase (decrease) in net assets	6,478	(74,550)
Net assets at March 31,	$191,673	$154,905
Increase (decrease) in net assets from operations:
Net investment income	2,641	1,731
Net realized loss	(990)	(26,628)
Net change in unrealized appreciation on investments	6,195	39,483
Provision for taxes on unrealized gain (loss) on investments	(318)	(443)
Net increase in net assets resulting from operations	7,528	14,143
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,011)	(3,530)
Total distributions to stockholders	(3,011)	(3,530)
Capital share transactions:
Issuance of common stock	—	30,000
Net decrease in net assets from capital share transactions	—	30,000
Total increase in net assets	4,517	40,613
Net assets at June 30,	$196,190	$195,518
Common shares outstanding at end of period	30,109	35,298
Capital share activity:
Shares issued	—	5,618
Shares repurchased	—	341

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,017	$(52,013)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(15,876)	28,190
Net realized loss	2,431	26,818
Increase in investments due to interest paid-in-kind	(257)	(120)
Amortization of deferred financing costs	679	1,197
Accretion of discounts on investments and other fees	(682)	(338)
Changes in operating assets and liabilities:
Purchases of investments	(74,964)	(38,626)
Proceeds from sale and paydown of investments	32,985	42,242
(Increase) decrease in interest, dividends and fees receivable	(692)	830
Decrease in escrows and other receivables	1,701	2,621
Decrease in due from affiliates	20	60
Decrease in deferred tax asset	111	368
Increase in prepaid expenses and other assets	(78)	(458)
Increase (decrease) in accrued expenses and other liabilities	885	(702)
Increase (decrease) in accrued credit facility fees and interest	451	(286)
Increase (decrease) in deferred tax liability	539	(394)
Increase (decrease) in base management fees payable, net	963	(226)
Increase in accrued administrator expenses	265	77
Decrease in accrued incentive fees payable, net	(156)	(412)
Net cash (used in) provided by operating activities	(34,658)	8,828
Cash flows from financing activities:
Repurchase of common stock	—	(2,161)
Borrowings under credit facility	132,000	15,500
Repayments under credit facility	(94,661)	(15,000)
Issuance of shares of common stock	—	30,000
Issuance of notes	69,000	—
Repayment of notes	(60,000)	—
Distributions paid to stockholders	(6,022)	(9,763)
Financing and offering costs paid	(1,927)	(337)
Net cash provided by financing activities	38,390	18,239
Net increase in cash	3,732	27,067
Cash, beginning of period	7,615	5,890
Cash, end of period	$11,347	$32,957
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$4,341	$5,085
Income taxes paid	$4	$2
PIK income earned	$248	$468

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments

First lien senior secured debt
—136.89% of net asset value
Canada
—3.80% of net asset value
PDFTron Systems Inc. (7)	Services: Business	6.3% (LIBOR + 5.0%)	5/15/2019	5/15/2024	$4,913	$4,885	$4,918
PDFTron Systems Inc. (7)(23)	Services: Business	6.3% (LIBOR + 5.0%)	5/15/2019	5/15/2024	1,081	1,075	1,081
PDFTron Systems Inc. (7)(23)	Services: Business	6.3% (LIBOR + 5.0%)	5/15/2019	5/15/2024	320	317	320
PDFTron Systems Inc. (7)	Services: Business	6.3% (LIBOR + 5%)	6/19/2020	5/15/2024	396	388	396
PDFTron Systems Inc. (7)(22)	Services: Business	6.3% (LIBOR + 5%)	6/19/2020	5/15/2024	602	593	602
PDFTron Systems Inc. (7)	Services: Business	6.3% (LIBOR + 5%)	3/31/2021	5/15/2024	136	134	137
PDFTron Systems Inc. (7)(9)(23)	Services: Business	6.3% (LIBOR + 5%)	3/31/2021	5/15/2024	—	(1)	—
				Subtotal Canada	$7,448	$7,391	$7,454
Midwest
—12.19% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	12/17/2020	12/17/2026	$2,042	$2,006	$2,026
Advanced Web Technologies (8)	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	12/17/2020	12/17/2026	57	51	57
Advanced Web Technologies (9)(23)	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	12/17/2020	12/17/2026	—	(15)	—
Doxa Insurance Holdings, LLC	Insurance	7.0% (LIBOR + 6.0%)	12/4/2020	12/4/2026	1,592	1,556	1,592
Doxa Insurance Holdings, LLC (8)(9)	Insurance	7.0% (LIBOR + 6.0%)	12/4/2020	12/4/2026	—	(8)	—
Doxa Insurance Holdings, LLC	Insurance	7.0% (LIBOR + 6.0%)	12/4/2020	12/4/2026	863	819	863
1-800 Hansons, LLC	High Tech Industries	10.5% (LIBOR + 9.5%) (9.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	3,314	3,298	3,082
1-800 Hansons, LLC (8)	High Tech Industries	9.5% (LIBOR + 8.5%)	10/19/2017	10/19/2022	210	209	196
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	5,318	5,298	5,265
IRC Opco LLC (8)(9)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	—	(3)	—
Matilda Jane Holdings, Inc.	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	4/28/2017	5/1/2022	11,777	11,726	10,834
Matilda Jane Holdings, Inc. (8)	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	10/30/2020	5/1/2022	—	—	—
				Subtotal midwest	$25,173	$24,937	$23,915
Northeast
—34.60% of net asset value
3SI Security Systems	Services: Consumer	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$3,905	$3,882	$3,866
Aurotech, LLC	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	2,947	2,893	2,770
Aurotech, LLC (8)(9)	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	—	(7)	—
Cedar Services Group, LLC	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	2,918	2,875	2,875
Cedar Services Group, LLC (8)(9)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(12)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Cedar Services Group, LLC (9)(23)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(21)	—
Certify, Inc.	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,531	1,544
Certify, Inc. (24)	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	211	209	211
Certify, Inc. (8)	Services: Business	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	18	17	18
ConvenientMD	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	6/9/2021	6/15/2027	5,500	5,418	5,418
ConvenientMD (8)(9)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	6/9/2021	6/15/2027	—	(10)	—
ConvenientMD (9)(23)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	6/9/2021	6/15/2027	—	(9)	—
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	9,750	9,701	9,653
HealthDrive Corporation (8)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	1,056	1,047	1,046
Marlin DTC-LS Midco 2, LLC (8)(9)	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	—	(3)	—
Marlin DTC-LS Midco 2, LLC	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	3,146	3,088	3,147
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	3,771	3,701	3,733
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	—	(13)	—
NWN Parent Holdings LLC	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	3,307	3,275	3,274
NWN Parent Holdings LLC (8)(9)	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	—	(6)	—
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6%)	7/31/2020	7/31/2025	3,112	3,086	3,112
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6%)	7/31/2020	7/31/2025	—	(3)	—
Revlon Consumer Products Corporation (14)	Consumer Goods: Non-Durable	6.8% (LIBOR + 5.8%)	3/8/2021	6/8/2023	2,500	2,478	2,494
smarTours, LLC	Services: Consumer	7.8% (LIBOR + 6.8%)	12/21/2020	12/31/2024	529	529	529
smarTours, LLC (8)	Services: Consumer	8.8% (LIBOR+ 7.8%) (1.0% Cash + 7.8% PIK)	12/21/2020	12/31/2024	2,248	2,248	2,248
Urology Management Associates, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,055	7,972	8,055
Women's Health USA, Inc.	Healthcare & Pharmaceuticals	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	7,253	7,239	7,253
Women's Health USA, Inc. (8)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	1,200	1,191	1,200
Xcel Brands, Inc.	Consumer Goods: Non-Durable	9% (LIBOR + 8%)	4/15/2021	4/9/2025	5,578	5,445	5,439
				Subtotal northeast	$68,548	$67,741	$67,885
Southeast
—14.56% of net asset value
Apex Services Partners, LLC	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	$5,327	$5,287	$5,274
Apex Services Partners, LLC (23)	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	—	—	—
ECL Entertainment	Hotel, Gaming, & Leisure	8.3% (LIBOR + 7.5%)	3/31/2021	3/31/2028	3,000	2,970	3,071
GC EOS Buyer, Inc. (28)	Automotive	6.8% (LIBOR + 5.8%)	3/31/2021	8/1/2025	3,980	3,951	3,961
Groundworks Operations, LLC	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	1,937	1,905	1,937
Groundworks Operations, LLC (8)(9)	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	—	(2)	—
Groundworks Operations, LLC (23)	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	853	841	853
Groundworks Operations, LLC (23)	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	661	643	661
Groundworks Operations, LLC (9)	Construction & Building	5.8% (LIBOR + 4.8%)	3/18/2021	1/17/2026	—	(35)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Quorum Health Resources	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	5/28/2021	5/26/2027	5,393	5,340	5,339
Quorum Health Resources (8)(9)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	5/28/2021	5/26/2027	—	(7)	—
The Mulch & Soil Company, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	3,500	3,431	3,465
The Mulch & Soil Company, LLC (8)(9)	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	—	(19)	—
TTF Holdings, LLC (Soliant)	Healthcare & Pharmaceuticals	5.0% (LIBOR + 4.3%)	3/31/2021	3/25/2028	4,000	3,971	4,005
				Subtotal southeast	$28,651	$28,276	$28,566
Southwest
—25.39% of net asset value
Allied Wireline Services, LLC (11)(25)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$5,446	$4,971	$4,357
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,700	5,663	5,672
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,611	1,601	1,603
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,300	1,291	1,294
Camin Cargo Control, Inc.	Services: Business	7.5% (LIBOR + 6.5%)	6/10/2021	6/4/2026	3,750	3,713	3,713
Igloo Products Corp.	Consumer Goods: Non-Durable	11.5% (LIBOR + 10.0%)	3/28/2014	3/28/2023	21,567	21,555	21,567
Owl Landfill Services, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	6/30/2021	6/30/2026	3,529	3,476	3,476
Riveron Acquisition Holdings, Inc.	Finance	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,139	8,034	8,139
				Subtotal southwest	$51,042	$50,304	$49,821
West
—46.35% of net asset value
A&A Global Imports, LLC	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	6/1/2021	6/1/2026	$2,001	$1,962	$1,981
A&A Global Imports, LLC (8)	Containers, Packaging, & Glass	7% (LIBOR + 6.0%)	6/1/2021	6/1/2026	109	94	108
ABC Legal Services, Inc.	Finance	6.8% (LIBOR + 5.3%)	6/21/2019	6/21/2024	6,689	6,618	6,689
ABC Legal Services, Inc. (8)(9)	Finance	6.8% (LIBOR + 5.3%)	6/21/2019	6/21/2024	—	(7)	—
Action Point, Inc (8)	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	100	88	99
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	5/5/2021	9/30/2026	517	507	512
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,317	3,255	3,284
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,311	1,316
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	656	659
Alpine SG, LLC	High Tech Industries	7.5% (LIBOR + 6.5%)	11/2/2020	11/16/2022	1,500	1,469	1,500
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	2/10/2021	11/16/2022	1,500	1,465	1,500
Alpine SG, LLC	High Tech Industries	7.5% (LIBOR + 6.5%)	6/4/2021	11/16/2022	1,500	1,470	1,500
DTI Holdco, Inc. (28)	Services: Business	5.8% (LIBOR + 4.8%)	3/31/2021	9/29/2023	3,939	3,833	3,818
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,741	7,679	7,664
EBS Intermediate LLC (8)(9)	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(13)	—
EBS Intermediate LLC	Services: Consumer	6.5% (LIBOR + 5.5%)	5/5/2021	10/2/2023	249	244	246
Evergreen Services Group, LLC	High Tech Industries	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,291	9,251	9,291
Finxera Intermediate, LLC	Finance	6.8% (LIBOR + 5.8%)	3/3/2020	8/27/2024	6,783	6,735	6,783
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,827	5,789	5,827

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Gener8, LLC (8)(9)	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	—	(10)	—
iLending LLC	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	4,692	4,622	4,622
iLending LLC (8)(9)	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	—	(11)	—
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	5/28/2026	3,224	3,160	3,159
Integrated Pain Management Medical Group, Inc.(9)(23)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	5/28/2026	—	(8)	—
Integrated Pain Management Medical Group, Inc.(8)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	5/28/2026	22	13	22
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	9/18/2020	3/18/2026	3,007	2,942	3,007
Lash Opco LLC (8)(9)	Consumer Goods: Non-Durable	8.0% (LIBOR + 7.0%)	9/18/2020	9/18/2025	36	29	36
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	12/31/2020	3/18/2026	995	972	995
MarkLogic Corporation	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	3,134	3,078	3,103
MarkLogic Corporation (9)(23)	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	—	(5)	—
MeriCal, LLC	Consumer Goods: Non-Durable	6.5% (LIBOR + 5.5%)	11/16/2018	11/16/2021	7,377	7,377	7,377
Socius Insurance Services, Inc.	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	2,947	2,888	2,888
Socius Insurance Services, Inc. (8)(9)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(10)	—
Socius Insurance Services, Inc. (9)(23)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(18)	—
SolutionReach, Inc.	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	5,963	5,902	5,963
SolutionReach, Inc. (8)(9)	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(10)	—
SRS Acquiom Holdings LLC	Finance	7.0% (LIBOR + 6.0%)	11/8/2018	11/8/2024	4,200	4,176	3,990
Trace3, LLC	High Tech Industries	7.8% (LIBOR + 6.8%)	11/4/2020	8/3/2024	2,992	2,911	2,992
				Subtotal west	$91,627	$90,404	$90,931

		Subtotal first lien senior secured debt			$272,489	$269,053	$268,572

Second lien debt
—3.56% of net asset value
Northeast
—3.56% of net asset value
Merchants Capital Access, LLC (14)	Banking	11.5% (LIBOR + 10.5%)	4/20/2015	4/30/2022	$6,500	$6,483	$6,435
smarTours, LLC	Services: Consumer	8.8% PIK (LIBOR + 7.8%)	12/21/2020	12/31/2024	1,356	604	559
				Subtotal northeast	$7,856	$7,087	$6,994

			Subtotal second lien debt		$7,856	$7,087	$6,994

Subordinated debt
—3.02% of net asset value

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
West
—3.02% of net asset value
C&K Market, Inc.	Retail	11.0% (8% Cash + 3% PIK)	12/29/2020	12/29/2025	$5,929	$5,929	$5,929
				Subtotal west	$5,929	$5,929	$5,929

			Subtotal Subordinated debt		$5,929	$5,929	$5,929

Equity investments
—4.05% of net asset value
Midwest
—0.07% of net asset value
Doxa Insurance Holdings, LLC (13)(18)	Insurance		12/4/2020		129,187	$129	$143
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	—
			Subtotal midwest			$618	$143
Northeast
—2.97% of net asset value
Certify, Inc. (18)	Services: Business		2/28/2019		841	175	220
Specialty Brands Holdings, LLC (17)	Services: Business		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	216	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	—	—
SPST Investors II, LLC (10)(13)(18)(26)	Services: Consumer		12/21/2020		51,095	51	—
Urology Management Associates, LLC (18)	Healthcare & Pharmaceuticals		8/31/2018		769	769	1,126
Wheels Up Partners, LLC (10)(13)(18)	Transportation: Consumer		1/31/2014		1,000,000	1,000	4,485
			Subtotal northeast			$2,211	$5,831
Southeast
—0.02% of net asset value
Virtus Aggregator, LLC (10)(13)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$32
			Subtotal southeast			$32	$32
Southwest
—0.24% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	$144	$—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
Igloo Products Corp. (18)	Consumer Goods: Non-Durable		4/30/2014		1,902	1,716	463
			Subtotal southwest			$1,860	$463
West
—0.75% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable		9/30/2016		521	$505	$729

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable		9/30/2016		5,334	10	332
Sciens Building Solutions, LLC (10) (17)	Services: Business		7/12/2017		194	213	406
			Subtotal west			$728	$1,467

				Subtotal equity		$5,449	$7,936

Warrants
—0.33% of net asset value
West
—0.33% of net asset value
C&K Market, Inc.	Retail		12/29/2020		1,063,221	$—	$645
				Subtotal west		$—	$645

				Subtotal warrants		$—	$645

Investments in funds
—1.63% of net asset value
Midwest
—1.45% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Investment Funds And Vehicles		6/14/2013			$2,957	$2,843
				Subtotal midwest		$2,957	$2,843
West
—0.18% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Investment Funds And Vehicles		11/20/2012			$399	$351
				Subtotal west		$399	$351

			Subtotal investments in funds			$3,356	$3,194

Total non-controlled/non-affiliated investments
—149.48% of net asset value						$290,874	$293,270

Controlled investments
—51.66% of net asset value

First lien senior secured debt
—9.02% of net asset value
Southeast

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—4.24% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)(27)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$12,231	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (15)(19)(27)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,930	1,053	—
Loadmaster Derrick & Equipment, Inc. (15)(19)(27)	Energy: Oil & Gas	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	10,391	7,550	8,313
				Subtotal southeast	$25,552	$15,910	$8,313
Southwest
—4.78% of net asset value
OEM Group, LLC (15)(25)	Capital Equipment	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$9,385	$9,385	$9,385
				Subtotal southwest	$9,385	$9,385	$9,385

			Subtotal first lien senior secured debt		$34,937	$25,295	$17,698

Second lien debt
—5.26% of net asset value
Southwest
—5.26% of net asset value
OEM Group, LLC (15)(25)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$47,480	$22,203	$10,320
				Subtotal southwest	$47,480	$22,203	$10,320

			Subtotal second lien debt		$47,480	$22,203	$10,320

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

				Subtotal equity		$10,004	$—

Investments in funds
—37.38% of net asset value
Northeast
—37.38% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment Funds And Vehicles		12/3/2014			$91,982	$73,326
				Subtotal northeast		$91,982	$73,326

			Subtotal investments in funds			$91,982	$73,326
Total controlled investments
—51.66% of net asset value						$149,484	$101,344

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund II, LLC (10)(14)(18)(21)	Investment Funds And Vehicles		3/1/2013			$1	$1
				Subtotal northeast		$1	$1

			Subtotal investments in funds			$1	$1

Total non-controlled/affiliated investments

—0.00% of net asset value						$1	$1

Total investments—201.14% of net asset value						$440,359	$394,615
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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2021

(dollar amounts in thousands)

(unaudited)

(3)

As of June 30, 2021, 25.4% and 23.6% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of the LIBOR and ABR rates may be subject to interest floors. As of June 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.10%, 0.14%, 0.15% and 0.16%, respectively. As of June 30, 2021, the ABR rate was 3.25%.

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

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the six months ended June 30, 2021 in which the issuer was a portfolio company that the Company is deemed to control.

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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of June 30, 2021.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of June 30, 2021.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(23)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(24)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(25)	Restructured loan for which income is not being recognized as of June 30, 2021.
(26)

The underlying investment of SPST Investors II, LLC is SPST Holdings, LLC which the Company holds 0.40% ownership interest in SPST Holdings, LLC’s common shares, and 0.44% ownership interest in SPST Holdings, LLC’s preferred shares.

(27)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date of December 31, 2021.
(28)	Investments are valued using market quotations. Refer to Level 2 fair value measurements quantitative information table in Note 3 of the Consolidated Financial

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(in thousands, except per share data)

(unaudited)

1. Organization

First Eagle Alternative Capital BDC, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle market companies.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in First Eagle Logan JV, LLC, or Logan JV. See also the disclosure under the heading, First Eagle Logan JV, LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

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

Under the Revolving Facility, if the borrowing capacity of the new arrangement is lower than the borrowing capacity of the old arrangement evaluated on a lender by lender basis, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement. Under the Note Payable, if the Company extinguishes or substantially modifies the debt prior to maturity, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. A modification is considered substantial if there is a greater than 10% change of the present value of cash flows under the old and new amended facilities. Third party costs under the new arrangement would be capitalized and amortized over the term of the new arrangement.

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

Equity

The Company generally uses the market approach to value its equity investments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, the Company’s principal market as the reporting entity and enterprise values, among other factors.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities and market discount or premium, are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2021, the Company had loans on non-accrual status with an amortized cost basis of $15,910 and fair value of $8,313. As of December 31, 2020, the Company had loans on non-accrual status with an amortized cost basis of $15,542 and fair value of $7,370.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of June 30, 2021, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $14,677, which meet the above criteria. As of December 31, 2020, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $13,784.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Accumulated PIK balance, beginning of period	$1,286	$3,630	$1,163	$3,588
PIK income capitalized/receivable	125	419	248	467
PIK received in cash from repayments	—	—	—	(6)
PIK reduced through restructurings/sales	—	(1,260)	—	(1,260)
Accumulated PIK balance, end of period	$1,411	$2,789	$1,411	$2,789

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

The Company will recognize any earned exit or back-end fees into income when it believes the amounts will ultimately become collectible by using either the beneficial interest model or other appropriate income recognition frameworks.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2021 and 2020.

The Company may also generate revenue in the form of fees from the management of First Eagle Greenway Fund II, LLC, or Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended June 30, 2021 and 2020, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $26 and $35, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred U.S. federal excise tax and other tax expenses of $52 and $87, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three and six months ended June 30, 2021 and 2020. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(Provision) benefit for taxes on unrealized gain on investments	(318)	(443)	(650)	26

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2021 and December 31, 2020, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $2,212 and $1,673, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of June 30, 2021 and December 31, 2020, $2,111 (net of $8,475 allowance) and $2,222 (net of $8,433 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company does not believe that the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2021:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$286,270	$—	$7,778	$278,492
Second lien debt	17,314	—	—	17,314
Subordinated debt	5,929	—	—	5,929
Equity investments	8,581	—	—	8,581
Investment in Logan JV (1)	73,326	—	—	—
Investments in funds (1)	3,195	—	—	—
Total investments	$394,615	$—	$7,778	$310,316

(1)

Certain investments that are measured at fair value using net asset value totaling $76,521 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The following is a summary of the industry classification in which the Company invests as of June 30, 2021:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$95,339	$76,521	19.38%	38.98%
Healthcare & Pharmaceuticals	66,440	66,987	16.98%	34.14%
Consumer Goods: Non-Durable	55,244	53,273	13.50%	27.15%
High Tech Industries	27,999	27,909	7.07%	14.23%
Finance	25,556	25,601	6.49%	13.05%
Capital Equipment	45,765	24,979	6.33%	12.73%
Services: Consumer	24,417	24,222	6.14%	12.35%
Services: Business	22,861	23,211	5.88%	11.83%
Banking	13,954	13,945	3.53%	7.11%
Energy: Oil & Gas	22,139	12,670	3.21%	6.46%
Environmental Industries	6,888	6,941	1.76%	3.54%
Retail	5,929	6,574	1.67%	3.35%
Transportation: Consumer	1,000	4,485	1.14%	2.29%
Containers, Packaging, & Glass	4,098	4,172	1.06%	2.13%
Automotive	3,951	3,961	1.00%	2.02%
Chemicals, Plastics, & Rubber	3,850	3,895	0.99%	1.99%
Construction & Building	3,352	3,451	0.87%	1.76%
Telecommunications	3,269	3,274	0.83%	1.67%
Hotel, Gaming, & Leisure	2,970	3,071	0.78%	1.57%
Sovereign & Public Finance	2,842	2,875	0.73%	1.47%
Insurance	2,496	2,598	0.66%	1.32%
Total Investments	$440,359	$394,615	100.00%	201.14%

The following is a summary of the industry classification in which the Company invests as of December 31, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$92,125	$68,134	20.17%	36.78%
Healthcare & Pharmaceuticals	47,924	47,391	14.03%	25.58%
Consumer Goods: Non-Durable	49,752	43,995	13.03%	23.75%
High Tech Industries	28,333	28,226	8.36%	15.23%
Finance	29,343	28,199	8.35%	15.23%
Capital Equipment	44,891	23,530	6.97%	12.71%
Services: Business	22,149	22,592	6.69%	12.20%
Services: Consumer	22,041	21,686	6.42%	11.71%
Banking	11,988	11,880	3.52%	6.41%
Energy: Oil & Gas	21,771	11,331	3.36%	6.12%
Retail	8,783	8,781	2.60%	4.74%
Telecommunications	8,282	8,303	2.46%	4.48%
Chemicals, Plastics, & Rubber	3,254	3,267	0.97%	1.76%
Construction & Building	3,130	3,201	0.95%	1.73%
Transportation: Consumer	1,000	2,574	0.76%	1.39%
Insurance	2,501	2,535	0.75%	1.37%
Containers, Packaging, & Glass	2,035	2,057	0.61%	1.11%
Total Investments	$399,302	$337,682	100.00%	182.30%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2021:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$169,022	$154,037	39.03%	78.52%
West	97,460	99,323	25.17%	50.63%
Southwest	92,642	69,989	17.74%	35.67%
Southeast	45,332	36,911	9.35%	18.81%
Midwest	28,512	26,901	6.82%	13.71%
Canada	7,391	7,454	1.89%	3.80%
Total Investments	$440,359	$394,615	100.00%	201.14%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$163,953	$138,961	41.15%	75.02%
West	78,569	78,547	23.26%	42.40%
Southwest	87,620	63,335	18.76%	34.19%
Midwest	29,835	26,648	7.89%	14.39%
Southeast	32,648	23,449	6.94%	12.66%
Canada	6,677	6,742	2.00%	3.64%
Total Investments	$399,302	$337,682	100.00%	182.30%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be within four months to two years.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2021:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$224,341		Discounted cash flows (income approach)	Comparative Yield	7%	-	8%	(8%)
	21,445		Market comparable companies (market approach)	EBITDA Multiple	6.0x	-	6.5x	(6.3x)
	9,385	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%	- - -	12.5% 4.5% 32.1%	(9.1%) (4.5%) (32.1%)
	8,313		Market comparable companies (market approach)	Revenue Multiple	0.4x	-	0.9x	(0.6x)
	7,932		Recoverability	Collateral Value (4)	124.08	-	137.11	(130.60)
Second lien debt	6,435		Discounted cash flows (income approach)	Comparative Yield	10%	-	11%	(10%)
	10,320	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%	- - -	12.5% 4.5% 32.1%	(9.1%) (4.5%) (32.1%)
	559		Market comparable companies (market approach)	EBITDA Multiple	5.3x	-	5.8x	(5.5x)

Subordinated debt	5,929	Market comparable companies (market approach)	EBITDA Multiple	2.7x	-	2.7x	(2.7x)
Equity investments (2)	3,844	Market comparable companies (market approach)	EBITDA Multiple	10.8x	-	11.4x	(11.1x)
	4,705	Market comparable companies (market approach)	Revenue Multiple	2.7x	-	3.2x	(2.9x)
Total Level 3 Investments	$303,208

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $7,076 of first lien senior secured debt and $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$188,981		Discounted cash flows (income approach)	Comparative Yield	8%	-	9%	(8%)
	16,808		Market comparable companies (market approach)	EBITDA Multiple	5.1x	-	5.6x	(5.4x)
	8,500	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%	- - -	12.5% 4.5% 32.1%	(9.1%) (4.5%) (32.1%)
	7,370		Market comparable companies (market approach)	Revenue Multiple	0.4x	-	0.9x	(0.6x)
	2,940		Recoverability	Liquidation Proceeds (4)	$866	-	$866	$(866)
Second lien debt	11,880		Discounted cash flows (income approach)	Comparative Yield	14%	-	14%	(14%)
	9,823	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%	- - -	12.5% 4.5% 32.1%	(9.1%) (4.5%) (32.1%)
	408		Market comparable companies (market approach)	EBITDA Multiple	5.5x	-	6.0x	(5.7x)
Subordinated debt	5,841		Market comparable companies (market approach)	EBITDA Multiple	2.9x	-	3.4x	(3.1x)

Equity investments (2)	2,265	Market comparable companies (market approach)	EBITDA Multiple	9.7x	-	10.6x	(10.2x)
	2,773	Market comparable companies (market approach)	Revenue Multiple	2.1x	-	2.6x	(2.4x)
Total Level 3 Investments	$257,589

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Excluded from the presentation is $9,037 of first lien senior secured debt and $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value.
(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
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

The following table rolls forward the changes in fair value during the six months ended June 30, 2021 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2021	$233,636	$22,111	$5,841	$5,070	$266,658
Purchases (1)	67,710	-	-	-	67,710
Sales and repayments (1)	(27,841)	(5,500)	-	-	(33,341)
Unrealized appreciation (depreciation)(2)	4,197	642	(1)	5,399	10,237
Realized loss	-	-	-	(1,888)	(1,888)
Net amortization of premiums, discounts and fees	683	-	-	-	683
PIK	107	61	89	-	257
Ending balance, June 30, 2021	$278,492	$17,314	$5,929	$8,581	$310,316
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$4,361	$642	$(1)	$5,399	$10,401

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2020 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2020	$240,098	$12,000	$21,515	$-	$273,613
Purchases	38,624	-	5,147	-	43,771
Sales and repayments	(14,165)	-	(32)	-	(14,197)
Unrealized appreciation (depreciation)(1)	(7,602)	(500)	1,794	175	(6,133)
Realized (loss) gain	(23,183)	-	(3,548)	(175)	(26,906)
Net amortization of premiums, discounts and fees	291	20	-	-	311
PIK	120	-	-	-	120
Ending balance, June 30, 2020	$234,183	$11,520	$24,876	$-	$270,579
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(23,065)	$(500)	$(1,320)	$-	$(24,885)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the six months ended June 30, 2021 and 2020.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three and six months ended June 30, 2021 and 2020 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc., OEM Group, LLC and First Eagle Logan JV, LLC for the three and six months ended June 30, 2021, and C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three and six months ended June 30, 2020. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure further below.

	For the three months ended June 30,		For the six months ended June 30,
Income Statement	2021	2020	2021	2020
Net sales	$7,143	$78,305	$15,702	$135,944
Gross profit	2,065	28,438	4,139	49,162
Net gain	(214)	4,844	336	6,542

The below table summarizes the financial information for OEM Group, LLC for the three and six months ended June 30, 2021 and 2020.

	For the three months ended June 30,		For the six months ended June 30,
Income Statement	2021	2020	2021	2020
Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss from continuing operations	(2,790)	(5,683)	(5,773)	(12,490)
Loss (gain) from discontinued operations	(50)	1,413	(194)	3,224

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

As of June 30, 2021 and December 31, 2020, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of June 30, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce the commitments, extend the maturity date, and amend the pricing. As of June 30, 2021, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2020, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of June 30, 2021 and December 31, 2020, Logan JV had $146,541 and $166,541 of outstanding borrowings under the credit facility, respectively. At June 30, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of June 30, 2021 and December 31, 2020, Logan JV had total investments at fair value of $226,292 and $221,418, respectively. As of June 30, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 92 and 92 different borrowers, respectively. As of June 30, 2021, the amortized cost and fair value of loans on non-accrual status was $2,227 and $760, respectively. As of December 31, 2020, the amortized cost and fair value of loans on non-accrual status was $2,227 and $1,018, respectively. As of June 30, 2021 and December 31, 2020, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,394 and $6,175, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
First lien secured debt, at par	$223,446	$233,634
Second lien debt, at par	4,782	7,111
Total debt investments, at par	$228,228	$240,745
Weighted average yield on first lien secured loans (1)	5.5%	5.6%
Weighted average yield on second lien loans (1)	8.6%	8.7%
Weighted average yield on all loans (1)	5.6%	5.7%
Number of borrowers in Logan JV	92	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$23,537	$24,596

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2021 and December 31, 2020, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended June 30, 2021 and 2020, the Company’s share of distributions related to its Logan JV LLC equity interest was $1,649 and $1,600, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. For the six months ended June 30, 2021 and 2020, the Company’s share of distributions related to its Logan JV LLC equity interest was $3,217 and $3,920, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $1,649 and $1,583, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $31 and $97, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021, distributions declared and earned of $6,349 for the twelve months ended June 30, 2021, represented a dividend yield to the Company of 6.9% based upon average capital invested. As of December 31, 2020, distributions declared and earned of $7,052 for the twelve months ended December 31, 2020, represented a dividend yield to the Company of 7.6% based upon average capital invested.

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,481	$1,470	$1,455
Total Australia						$1,470	$1,455

Canada
Avison Young Canada Inc.	Services: Business	6.2% (LIBOR +6%)	03/07/2019	01/31/2026	3,904	$3,851	$3,865
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,592	1,599
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,956	1,991
Total Canada						$7,399	$7,455

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	960	$955	$873
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,903	2,895	2,656
Total Germany						$3,850	$3,529

Luxembourg
Connect Finco S.a.r.l.	Telecommunications	4.5% (LIBOR +3.5%)	09/23/2019	12/11/2026	1,414	$1,392	$1,417
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,083	1,935	2,190
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.2% (LIBOR +5%)	03/18/2019	05/30/2026	1,738	1,714	1,582
Total Luxembourg						$5,041	$5,189

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.2% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,881	$4,861
EG Group	Retail	4.2% (LIBOR +4%)	03/23/2018	02/07/2025	2,774	2,766	2,759
Total United Kingdom						$7,647	$7,620

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,382	$2,355	$2,384
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,850	3,841	3,600
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,982	4,925
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,905	1,900	1,810
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,166	3,175	3,177
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,627	2,608	2,620
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,245	1,244	1,251
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,890	3,879	3,462
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,640	1,645
Allen Media LLC	Media: Broadcasting & Subscription	5.7% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,962	2,950	2,969
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,760	1,726	1,764
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,347	2,340	1,945
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	568	566	471
American Achievement Corporation (3) (11)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2022	1,470	-	-
American Public Education (13)	Services: Consumer	7% (LIBOR +6%)	03/29/2021	03/29/2027	1,000	980	1,003

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Ani Pharmaceuticals Inc. (13)	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,960	1,975
Anne Arundel Dermatology Management, LLC (5)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,361	637	647
Anne Arundel Dermatology Management, LLC (4) (11)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(8)	(5)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,038	2,003	2,018
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	647	651	522
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,934	1,926	1,547
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,401	2,398	2,383
APFS Staffing Holdings Inc	Services: Consumer	4.85% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,960	1,933	1,958
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	866	854	880
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,725	3,682	3,703
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,880	2,868	2,837
California Cryobank LLC	Healthcare & Pharmaceuticals	4.2% (LIBOR +4%)	08/03/2018	08/06/2025	3,120	3,111	3,119
Cambium Learning Group, Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	12/18/2018	12/18/2025	3,293	3,231	3,316
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,975	1,960	1,980
Cano Health, LLC (13)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	661	657	663
Cano Health, LLC (13)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.75%)	06/24/2021	11/23/2027	1,329	1,322	1,333
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	282	281	282
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,250	1,250	1,250
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,358	3,341	3,358
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,553	4,545	4,462
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.75%)	03/19/2021	03/23/2028	2,000	1,981	1,998
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,511	1,507	1,520
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,376	4,363	4,321
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,609	4,596	4,563
Empower Payments Acquisition	Services: Business	4.15% (LIBOR +4%)	10/05/2018	10/05/2025	3,900	3,894	3,894
EyeSouth (6) (11)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	-
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,705	1,700	1,707
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,622	2,227	760
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,281	4,273	4,264
Granite Holdings US Acquisition Co	Capital Equipment	4.2% (LIBOR +4%)	01/26/2021	09/30/2026	2,883	2,896	2,897
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,919	1,908	1,921
HDT Holdco, Inc. (13)	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	06/29/2027	2,500	2,425	2,444
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,355	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,504	1,672
International Textile Group Inc	Consumer goods: Durable	5.26% (LIBOR +5%)	04/20/2018	05/01/2024	925	923	894
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,669	1,660	1,370
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.2% (LIBOR +6%)	06/19/2018	10/01/2024	1,896	1,865	1,882
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,000	1,990	2,000
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	459	458	454
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,777	1,773	1,760
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,241	1,186	1,217
McAfee LLC (13)	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	04/29/2028	2,998	2,968	3,001
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.83% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,328	2,321	2,254
MRI Software LLC (7) (11)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,440	1,435	1,442

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,856	3,793	3,846
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	313	330
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,930	1,882	1,912
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	629	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,759	3,741	3,740
Northern Star Holdings Inc.	Utilities: Electric	5.5% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,112	4,101	4,102
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,850	2,837	2,807
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	08/08/2017	08/01/2024	3,335	3,324	3,343
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,928	1,923	1,906
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	552	549	552
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	815	810	815
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,887	1,877	1,887
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,356	4,346	3,795
Parts Town (13)	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	06/28/2021	10/15/2025	140	139	140
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	985	981	976
Patriot Rail Co LLC	Transportation: Cargo	4.7% (LIBOR +4.5%)	02/24/2021	10/19/2026	3,456	3,481	3,474
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.14% (LIBOR +5%)	10/04/2018	09/28/2025	2,918	2,900	2,797
PLH Group Inc	Energy: Oil & Gas	6.08% (LIBOR +6%)	08/01/2018	07/25/2023	3,515	3,479	3,476
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	2,000	1,961	1,960
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,965	1,952	1,975
Precisely (13)	High Tech Industries	5% (LIBOR +4.25%)	06/24/2021	04/23/2028	2,000	1,990	2,001
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,930	1,921	1,916
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,173	1,143	1,157
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	987	978	976
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,988	1,978	1,966
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/16/2028	1,437	1,423	1,437
RSA Security LLC (9) (11)	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/16/2028	563	(6)	-
Sentry Data Systems, Inc. (10) (11)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	10/06/2025	318	(5)	-
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	10/06/2025	3,166	3,112	3,166
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,211	2,151	2,194
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,209	3,181	3,225
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,149	2,141	2,156
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.6% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,897	2,886	2,905
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,825	1,737	1,831
Yak Access LLC	Energy: Oil & Gas	5.1% (LIBOR +5%)	06/29/2018	07/11/2025	2,663	2,616	2,468
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,888	3,882	3,888
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	193	192	193
Total United States of America						$199,776	$196,207

Total Senior Secured First Lien Term Loans						$225,183	$221,455

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,971	$2,010
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,990	2,013

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	493	500
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	96	235
Total United States of America						$4,550	$4,758

Total Second Lien Term Loans						$4,550	$4,758

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	$204	$79

Total United States of America						$204	$79

Total Equity Investments						$204	$79

Total Investments						$229,937	$226,292

Cash equivalents
Dreyfus Government Cash Management Fund						22,542	22,542
Other cash accounts						617	617
Total Cash equivalents						$23,159	$23,159

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of June 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.10%, 0.14%, 0.15% and 0.16%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,469,807, which was unfunded as of June 30, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(4)	Represents a revolver commitment of $451,128, which was unfunded as of June 30, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)

Represents a delayed draw commitment of $1,361,152, of which $700,426 was unfunded as of June 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)	Represents a delayed draw commitment of $295,455, which was unfunded as of June 30, 2021. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a revolver commitment of $41,567, which was unfunded as of June 30, 2021. Issuer pays 1.0% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $629,658, of which $554,431 was unfunded as of June 30, 2021. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $562,581, which was unfunded as of June 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

(10)	Represents a revolver commitment of $318,182, which was unfunded as of June 30, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(11)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of June 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(12)	All investments are pledged as collateral for loans payable unless otherwise noted.
(13)	Interest will start to accrue when the trade settles. Three month LIBOR as of June 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(14)	Loan was on non-accrual as of June 30, 2021.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394
Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378
Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Total United States of America						$6,861	$6,707

Total Second Lien Term Loans						$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		1	$203	$32

Total United States of America						$203	$32

Total Equity Investments						$203	$32

Total Investments						$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund						31,632	31,632
Other cash accounts						555	555
Total Cash equivalents						$32,187	$32,187

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020:

Selected Balance Sheet Information:

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $229,937 and $231,535, respectively)	$226,292	$221,418
Cash	23,159	32,187
Other assets	3,476	882
Total assets	$252,927	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$144,988	$165,830
Payable for investments purchased	12,865	-
Distribution payable	2,100	2,100
Other liabilities	1,316	1,391
Total liabilities	$161,269	$169,321
Members' capital	$91,658	$85,166
Total liabilities and members' capital	$252,927	$254,487

Selected Statement of Operations Information:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,619	$4,373	$7,152	$10,199
Fee income	18	48	16	98
Total revenues	3,637	4,421	7,168	10,297
Credit facility expenses (1)	$1,455	2,207	$2,948	$4,996
Other fees and expenses	110	100	187	196
Total expenses	1,565	2,307	3,135	5,192
Net investment income	2,072	2,114	4,033	5,105
Net realized (loss) gain	(6)	(7,055)	187	(10,315)
Net change in unrealized (depreciation) appreciation on investments	2,387	21,273	6,472	(16,003)
Net increase in members' capital from operations	$4,453	$16,332	$10,692	$(21,213)

(1)As of June 30, 2021, Logan JV had $146,541 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under the credit facility with an effective interest rate of 2.46% per annum.

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

Base Management Fee

For the three and six months ended June 30, 2021, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the New Investment Management Agreement and remains unchanged from the Interim Investment Management Agreement and Prior Investment Advisory Agreement.

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

For the three months ended June 30, 2021 and 2020, the Company incurred base management fees of $963 and $877, respectively, net of management fees waived of $0 and $0, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred base management fees of $963 and $1,901, respectively, net of management fees waived of $879 and $0, respectively. As of June 30, 2021 and December 31, 2020, $963 and $0, respectively, were payable to the Advisor.

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

For the three and six months ended June 30, 2021 and 2020, the Company would have incurred no incentive fee related to ordinary income under the new calculation.

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

For the three and six months ended June 30, 2021 and 2020, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

Incentive Fee on Net Investment Income Payable

For the three and six months ended June 30, 2021, the Company earned no incentive fees related to the adjustment of previously deferred incentive fees payable. For the three and six months ended June 30, 2020, the Company reversed $0 and $411, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable. As of June 30, 2021 and December 31, 2020, $0 and $156, respectively of incentive fees incurred by the Company were generated from deferred interest

(i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 17.5% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the New Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Advisory Agreement as of June 30, 2021 and December 31, 2020.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2021 and 2020, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2021 and 2020, the Company incurred administrator expenses of $224 and $287, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred administrator expenses of $445 and $614, respectively. As of June 30, 2021 and December 31, 2020, $265 and $0 of administrator expenses were due to the Advisor, respectively, which was included in Accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of June 30, 2021 and December 31, 2020, there were $186 and $124, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2021 and December 31, 2020, there were no fees owed from the Advisor to the Company.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees in connection with this service. As a result, Greenway II is classified as an affiliate of the Company. As of June 30, 2021 and December 31, 2020, $80 and $84 of total fees and expenses related to Greenway II, respectively, was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of June 30, 2021, it had $1,649 of dividends receivable from Logan JV included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020, it had $1,583 of dividends receivable from Logan JV and $4 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $31 and $97, respectively, of return of capital associated with distributions declared from Logan JV was included in Distributions receivable on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Alex Toys, LLC (1)	$—	$—	$(1,888)	$—
Allied Wireline Services, LLC (2)	—	(5,310)	—	(5,310)
Charming Charlie LLC (3)	—	(909)	—	(2,474)
Copperweld Bimetallics, LLC (4)	—	—	—	(257)
Holland Intermediate Acquisition Corp. (5)	—	(17,325)	—	(17,325)
New Host Holdings, LLC (6)	—	(2,000)	—	(2,000)
Virtus Pharmaceuticals, LLC (7)	—	(929)	—	(929)
Other investments (8)	(447)	(155)	(1,703)	53
Loss on extinguishment of debt (9)	(543)	—	(543)	—
Net realized losses	$(990)	$(26,628)	$(4,134)	$(28,242)

(1)	On March 31, 2021, the Company wrote off their investment in Alex Toys, LLC. The realized loss of $1,888 was offset by a corresponding change in unrealized appreciation in the same amount.
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

(5)

During Q2 2020, the Company received proceeds of $2,633 from the partial repayment of its first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1,365 in expected proceeds was reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of June 30, 2020, resulting in a realized loss of $17,325. This realized loss was offset by a corresponding reversal of unrealized depreciation.

(6)

In April 2020, New Host Holdings, LLC was dissolved and the Company wrote off its common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(7)

On May 7, 2020, the Company agreed to contribute its preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC. This transaction resulted in a $929 realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

(8)	During the three and six months ended June 30, 2021, the Company realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.
(9)

In June 2021, the Company redeemed its 2022 Notes. In connection with the redemption, the Company realized a loss on the extinguishment of debt equal to the difference between the amount paid to redeem the 2022 Notes and its carrying value, net of deferred financing costs.

6. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator—net increase (decrease) in net assets resulting from operations:	$7,528	$14,143	$17,017	$(52,013)
Denominator—basic and diluted weighted average common shares:	30,109	34,311	30,109	32,062
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.25	$0.41	$0.57	$(1.62)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$125,000	$95,000	$53,420	3.50%	$100,000	$57,661	$71,675	3.50%
2022 Notes	-	-	57,000	-	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	51,607	6.13%
2026 Notes	69,000	69,000	13,683	5.00%	-	-	-	-
Total	$245,607	$215,607	$175,710	4.61%	$211,607	$169,268	$183,282	5.45%

(1)

As of June 30, 2021, excludes deferred financing costs of $1,002 for the 2023 Notes and $2,095 for the 2026 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2021.
(3)

As of December 31, 2020, excludes deferred financing costs of $714 for the 2022 Notes and $1,218 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)	Represents the weighted average interest rate as of June 30, 2021 and December 31, 2020.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303,500 to $275,000 and terminated the $75,000 Term Loan Facility. On March 26, 2019, the Company entered into Amendment No. 1 which amended the Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, the Company entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190,000 to $150,000. On April 14, 2020, the Company entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $175,000 each to a minimum of $140,000 each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150,000 to $120,000; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added a 50 basis point LIBOR floor point. On October 16, 2020, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120,000 to $100,000, (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.00%, and (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%.

The Revolving Facility includes an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Third Revolving Amendment revised the cap from $300,000 to $200,000.  On March 31, 2021, the Company entered into an Incremental Commitment Agreement which increased the size of the revolver commitment from $100,000 to $125,000.

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 3.00% (with a 0.50% LIBOR floor). The non-use fee is 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of June 30, 2021.

As of June 30, 2021, the Company had USD borrowings of $95,000 outstanding under the Revolving Facility with a quarter-end interest rate of 3.50%.

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

As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2021 and December 31, 2020, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $623 and $901 were incurred in connection with the Revolving Facility for the three months ended June 30, 2021 and 2020. Interest expense and related fees, excluding amortization of deferred financing costs, of $1,186 and $1,643 were incurred in connection with the Revolving Facility for the six months ended June 30, 2021 and 2020. Amortization of deferred financing costs of $27 and $345, which included a one-time accelerated amortization of $232 in connection with a reduction in the revolver commitment size, respectively, were incurred with the Revolving Facility for the three months ended June 30, 2021 and 2020. Amortization of deferred financing costs of $229 and $795, which included one-time accelerated amortization of $549 in connection with two separate reductions in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the Company had $1,651 and $1,757, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

The 1940 Act was modified by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of June 30, 2021 was 191%.

Notes

In December 2015 and November 2016, the Company completed public offerings of $35,000 and $25,000, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes bore interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and traded on the New York Stock Exchange under the trading symbol “FCRZ”. On June 21, 2021, the Company repaid the 2022 Notes and they are no longer outstanding.

On October 5, 2018, the Company completed a public offering of $50,000 in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"). The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “FCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1,607 of 2023 Notes to cover overallotments.

On May 18, 2021, the Company completed a public offering of $60,000 in aggregate principal amount of 5.00% notes due 2026 (“2026 Notes”). The 2026 Notes mature on May 25, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The 2026 Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning September 30, 2021 and trade on the New York Stock Exchange under the trading symbol “FCRX”. On June 2, 2021, the underwriters exercised their option to purchase an addition $9,000 of 2026 Notes to cover overallotments. The proceeds from this public offering were used to redeem the 2022 Notes and partially repay the Revolving Facility. The redemption of the 2022 Notes was completed on June 21, 2021. As result of this redemption, the Company recognized a loss on the extinguishment of debt of $543 during the quarter ended June 30, 2021 on the Consolidated Statements of Operations.

The 2022 Notes, 2023 Notes, and 2026 Notes are collectively referred to as the Notes, except that the 2022 Notes are not included with respect to dates subsequent to their redemption and the 2026 Notes are not included with respect to dates prior to their issuance.

As of June 30, 2021, the carrying amount and fair value of the 2023 Notes was $51,607 and $52,350, respectively. As of June 30, 2021, the carrying amount and fair value of the 2026 Notes was $69,000 and $70,435, respectively. As of December 31, 2020, the carrying amount and fair value of the 2022 Notes was $60,000 and $60,648, respectively. As of December 31, 2020, the carrying amount and fair value of the 2023 Notes was $51,607 and $52,392, respectively. The fair values of the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2023 and 2026 Notes, the Company incurred $4,361 of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended June 30, 2021 and 2020, the Company amortized approximately $244 and $201 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, the Company amortized approximately $450 and $402, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the Company had $3,097 and $1,932 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2021 and 2020, the Company incurred interest expense on the Notes of $2,044 and $1,803, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred interest expense on the Notes of $3,846 and $3,605, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2021	December 31, 2020
Unfunded delayed draw facilities
Advanced Web Technologies	$798	$798
AppFire Technologies, LLC	—	163
BCDI Rodeo Dental Buyer, LLC	660	660
Cedar Services Group, LLC	1,416	—
ConvenientMD	1,719	—
Doxa Insurance Holdings, LLC	1,060	1,060
Groundworks Operations, LLC	3,163	928
Integrated Pain Management Medical Group, Inc.	379	—
PDFTron Systems Inc.	114	602
Socius Insurance Services, Inc.	1,842	—
	11,151	4,211
Unfunded revolving commitments
1-800 Hansons, LLC (1)	102	103
A&A Global Imports, LLC	654	—
ABC Legal Services, LLC	663	663
Action Point, Inc	567	667
Advanced Web Technologies	285	297
AppFire Technologies, LLC	—	163
Aurotech, LLC	427	427
BCDI Rodeo Dental Buyer, LLC	4	—
Cedar Services Group, LLC	802	—
Certify, Inc.	53	53
Communication Technology Intermediate	—	415
ConvenientMD	688	—
Doxa Insurance Holdings, LLC	344	344
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	1,500	1,500
Groundworks Operations, LLC	99	99
HealthDrive Corporation(2)	1,053	1,758
iLending LLC	718	—
Integrated Pain Management Medical Group, Inc.	420	—
IRC Opco LLC	818	—
Lash Opco LLC	299	335
Loadmaster Derrick & Equipment, Inc. (3)	—	3,376
MarkLogic Corporation	278	278
Marlin DTC-LS Midco 2, LLC	143	—
Matilda Jane Holdings, Inc.	978	978
Multi Specialty Healthcare LLC	711	711
NWN Parent Holdings LLC	623	—
PDFTron Systems Inc.	213	213
QuarterMaster Newco, LLC	365	365
Quorum Health Resources	674	—
smarTours, LLC	550	604
Socius Insurance Services, Inc.	525	—
SolutionReach, Inc.	933	233
The Mulch & Soil Company, LLC	982	—
Women's Health USA, Inc.	300	1,500
	18,438	16,749
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	363

	1,043	1,043
Total unfunded commitments	$30,632	$22,003

(1)	The Company had sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, the Company had issued a standby letter of credit of $3,096 which expired on January 19, 2021.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2021 and 2020.

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

If the Company had determined the tax attributes of its 2021 distributions as of June 30, 2021, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the six months ended June 30,
	2021	2020
Per Share Data(1):
Net asset value, beginning of period	$6.15	$7.64
Net investment income, after taxes(2)	0.20	0.14
Net realized (loss) on investments(2)	(0.14)	(0.88)
Net change in unrealized appreciation (depreciation) on investments(2)	0.53	(0.88)
Provision for taxes on unrealized gain on investments(2)	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.57	(1.62)
Accretive effect of repurchase of common stock	—	0.01
Dilutive effect of share issuance	—	(0.18)
Distributions to stockholders from net investment income	(0.20)	(0.31)
Net asset value, end of period	$6.52	$5.54

Per share market value at end of period	$4.56	$3.24
Total return(3)(5)	30.83%	(42.87%)
Shares outstanding at end of period	30,109	35,298
Ratio/Supplemental Data:
Net assets at end of period	$196,190	$195,518
Ratio of total expenses to average net assets (4)(6)(7)	9.96%	11.39%
Ratio of net investment income to average net assets (6)(8)	6.30%	4.14%
Portfolio turnover	9.03%	11.23%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the six months ended June 30, 2021 and 2020 the ratio components included 1.02% and 1.98% of net base management fee, 0.00% and (0.43%) of net incentive fee, 6.07% and 6.71% of borrowing costs, 2.47% and 2.62% of other operating expenses, and 0.40% and 0.08% of the impact of all taxes, respectively.

(5)	Not annualized
(6)	Annualized, except for taxes and the related impact of incentive fees.
(7)

Ratio of total expenses before management fee waiver to average net assets was 10.90% for the six months ended June 30, 2021. There was no management fee waiver during the six months ended June 30, 2020.

(8)

Ratio of net investment income before management fee waiver to average net assets was 5.36% for the six months ended June 30, 2021. There was no management fee waiver during the six months ended June 30, 2020.

11. Stock Repurchase Program

Stock Repurchase Program

On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. On May 4, 2021, the Company’s board of directors authorized a new $10,000 stock repurchase program, which, unless extended by the board of directors, will expire on May 5, 2022 and may be modified or terminated at any time, for any reason, and without prior notice.

The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company retired all shares of common stock purchased in connection with the stock repurchase program and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Dollar amount repurchased (1)	$—	$—	$—	$2,161
Shares repurchased	—	—	—	341
Average price per share (including commission)	$—	$—	$—	$6.33
Weighted average discount to net asset value	—	—	—	16.99%

(1)

Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the six months ended June 30, 2020 were under the 10b5-1 Plan, which was terminated on March 10, 2020.

12. Subsequent Events

From July 1, 2021 through August 5, 2021, the Company made new investments totaling $12,747 at par and follow-on investments, including revolver and delayed draw fundings, totaling $2,674 at par with a combined weighted average yield of 7.7%.

On July 17, 2021 the Company received proceeds of $7,467 from the repayment of its first lien senior secured term loan, revolving, and delayed draw term loan in PDFTron Systems, Inc.

On August 3, 2021, the Company’s board of directors declared a dividend of $0.10 per share payable on September 30, 2021 to stockholders of record at the close of business on September 15, 2021.

On August 3, 2021, the Company appointed Jennifer M. Wilson as Treasurer of the Company. Ms. Wilson also serves as the Company’s Chief Accounting Officer.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of June 30, 2021

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2021
Control Investments
—51.66% of net asset value
Control Investments - Majority Owned
—51.66% of net asset value
First lien senior secured debt
—9.02% of net asset value
Southeast
—4.24% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3)(12) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2020	9,758	$618	$—	$—	$574	$—	$8,313
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan (3)(12) 11.3% (LIBOR + 10.3% PIK) due 12/31/2020	11,897	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan (3)(12) 13.0% (LIBOR + 12% PIK) due 12/31/2020	2,838	—	—	—	—	—	—
Subtotal Southeast		$618	$—	$—	$574	$—	$8,313

Southwest
—4.78% of net asset value
OEM Group, LLC - Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025	9,076	$885	$—	$—	$—	$388	$9,385
Subtotal Southwest		$885	$—	$—	$—	$388	$9,385

Subtotal first lien senior secured debt		$1,503	$—	$—	$574	$388	$17,698

Second lien debt
—5.26% of net asset value
Southeast
—5.26% of net asset value

OEM Group, LLC - Last out term loan 10.0% PIK due 9/30/2025 (10)	—	$—	$—	$—	$—	$—	$—
OEM Group, LLC - Second Lien revolver 10.0% PIK due 9/30/2025 (10)	46,322	—	—	—	497	—	10,320
OEM Group, LLC - Second Lien term loan 10.0% PIK due 9/30/2025 (10)	—	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$497	$—	$10,320

Subtotal second lien debt		$—	$—	$—	$497	$—	$10,320

Equity Investments
—0.00% of net asset value

Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc.(5)	2,956	$—	$—	$—	$—	$—	$—

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of  June 30, 2021

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2021
Loadmaster Derrick & Equipment, Inc.(6)	12,131	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$—	$—	$—

Southwest
—0.00% of net asset value
OEM Group, LLC (6)	20,000	$—	$—	$—	$—	$—	$—
Subtotal Southwest		$—	$—	$—	$—	$—	$—

Subtotal equity investments		$—	$—	$—	$—	$—	$—

Investments in funds
—37.38% of net asset value
Northeast
—37.38% of net asset value
First Eagle Logan JV, LLC (4) (7)		$—	$(143)	$—	$5,336	$3,217	$73,326
Subtotal investments in funds		$—	$(143)	$—	$5,336	$3,217	$73,326

Total Control Investments - Majority Owned		$1,503	$(143)	$—	$6,407	$3,605	$101,344

Total Control Investments		$1,503	$(143)	$—	$6,407	$3,605	$101,344

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, II LLC (4) (8)		$—	$—	$—	$—	$82	$1
Subtotal Northeast		$—	$—	$—	$—	$82	$1

Subtotal investments in funds		$—	$—	$—	$—	$82	$1

Total Affiliate Investments		$—	$—	$—	$—	$82	$1

Total Control and Affiliate Investments—— 51.66% of net asset value		$1,503	$(143)	$—	$6,407	$3,687	$101,345

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of  June 30, 2021

(dollar amounts in thousands)

(unaudited)

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of June 30, 2021. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of June 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.10%, 0.14%, 0.15%, and 0.16%, respectively. As of December 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.14%, 0.19%, 0.24%, and 0.26%.

(3)	Loan was on non-accrual as of June 30, 2021.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(10)	Restructured loan for which income is not being recognized as of June 30, 2021.
(11)	Includes reorganizations and restructuring of investments.
(12)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date of December 31, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

First Eagle Alternative Capital BDC, Inc., or we, us, our or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. On January 31, 2020, First Eagle Alternative Credit, LLC, our investment advisor (the “Advisor”), and First Eagle Investment Management, LLC (“First Eagle”) completed its acquisition of the Advisor (the “Transaction”) and, in conjunction with the completion of the Transaction, the Advisor’s name was changed to First Eagle Alternative Credit, LLC. Our investment activities are managed by First Eagle Alternative Credit, LLC (“FEAC”) and supervised by our board of directors, a majority of whom are independent of FEAC and its affiliates. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments in debt and equity securities of middle market companies.

As of June 30, 2021, we, together with our credit-focused affiliates, collectively had $20.3 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2021, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.4 billion in aggregate commitments into 161 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through June 30, 2021, we, along with our managed funds and separately managed account, have received $1.9 billion of gross proceeds from the realization of investments. The Company alone has received $1.6 billion of gross proceeds from the realization of its investments during this same time period. As of June 30, 2021, our managed fund, First Eagle Greenway Fund II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $190.8 million, or 127.2% of committed capital, and $209.3 million, or 111.9% of the committed capital, respectively.

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

COVID-19 Developments

There is an ongoing global outbreak of COVID-19, which has spread to over 100 countries, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operation of non-essential businesses. Such actions are creating disruption in global supply chains and adversely impacting many industries. With the introduction of vaccines, most countries have eased restrictions on travel and business. However, new variants of COVID-19 continue to raise questions about the possibility of new quarantines and restrictions around the world. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2021, we had $394.6 million of portfolio investments (at fair value), which represents a $56.9 million, or 16.8% increase from the $337.7 million (at fair value) as of December 31, 2020. Our portfolio consisted of 64 investments, including Greenway II, as of June 30, 2021, compared to 51 portfolio investments, including Greenway II, as of December 31, 2020. As of June 30, 2021, we had $101.3 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $7.5 million, or 8.0%, increase from $93.8 million (at fair value) as of December 31, 2020 in three portfolio companies. The increase in controlled portfolio companies was largely the result of an increase in fair value of First Eagle Logan JV, LLC, or Logan JV. Our average controlling equity position at June 30, 2021 was approximately $28.8 million and $14.0 million at cost and fair value, respectively. Our investment in the Logan JV represented 18.6% and 20.2% of our portfolio investments at fair value as of June 30, 2021 and December 31, 2020, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$92.0	$73.3	$92.1	$68.1
Largest portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	23.3	22.0	23.3	21.6
Average portfolio company investment	6.9	6.2	7.5	6.4
Average portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	5.3	5.3	5.8	5.7
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway II	67.2	40.5	67.8	35.5

At June 30, 2021 and at December 31, 2020, based upon fair value, 93.0% and 96.8%, respectively, of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2021	December 31, 2020
First lien senior secured debt (1)(4)(5)	7.2%	7.4%
Second lien debt (1)(4)	2.7%	4.2%
Subordinated debt	11.0%	11.0%
Debt and income-producing investments (1)(2)(4)	6.8%	7.0%
Logan JV (3)	6.9%	7.6%
All investments including Logan JV (1)(3)(4)	6.9%	7.1%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of June 30, 2021 and December 31, 2020.
(2)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(3)

As of June 30, 2021 and December 31, 2020, the dividends declared and earned of $6.3 million and $7.1 million for the twelve months ended June 30, 2021 and December 31, 2020, respectively, represented a yield to us of 6.9% and 7.6%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(4)

Excluding restructured loans for which income is not being recognized as of June 30, 2021, the weighted average yield would be 7.3% on first lien senior secured debt, 11.8% on second lien debt, 7.5% on debt and income-producing investments and 7.3% on all investments including Logan JV. Excluding restructured loans for which income is not being recognized as of December 31, 2020, the weighted average would be 7.6% on first lien senior secured debt, 11.8% on second lien debt, 7.8% on debt and income-producing investments and 7.7% on all investments including Logan JV.

(5)	The broadly syndicated loans are included as first lien senior secured debt. As of June 30, 2021, the weighted average yield of only the broadly syndicated loans is 5.7%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2021, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of June 30, 2021. There can be no assurance that the weighted average yield will remain at its current level. As of June 30, 2021 and December 31, 2020, 2.2% and 1.5%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2021 and beyond. No assurance can be given that we will be successful in achieving this target.

As of June 30, 2021 and December 31, 2020, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $20.9 million and $18.5 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2021 and December 31, 2020, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.0 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of June 30, 2021, our portfolio of unsponsored debt investments included four investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Three are performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment has an Investment Score of 5. As of December 31, 2020, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC. One was performing at or above our expectations and had an Investment Score of 2. The other unsponsored investment had an Investment Score of 5.

As of June 30, 2021, we have closed portfolio investments with 97 different sponsors since inception. As of December 31, 2020, we had closed portfolio investments with 86 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of June 30, 2021			As of December 31, 2020
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$295.5	$285.0	88.7%	$257.8	$239.9	90.0%
Unsponsored Investments (1)	52.9	36.3	11.3%	46.4	26.7	10.0%
Total	$348.4	$321.3	100.0%	$304.2	$266.6	100.0%

(1)	Excludes Greenway II and the Logan JV.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2021 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$294.3	66.8%	$286.3	72.5%
Investment in Logan JV	92.0	20.9%	73.3	18.6%
Second lien debt	29.3	6.7%	17.3	4.4%
Subordinated debt	5.9	1.3%	5.9	1.5%
Equity investments	15.5	3.5%	8.6	2.2%
Investments in funds	3.4	0.8%	3.2	0.8%
Total investments	$440.4	100.0%	$394.6	100.0%

All investments are categorized as Level 3 in the fair value hierarchy, except for 1) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of June 30, 2021 and 2) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

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

The following is a summary of the industry classification in which we invest as of June 30, 2021 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$95.3	$76.4	19.38%	38.98%
Healthcare & Pharmaceuticals	66.3	67.0	16.98%	34.14%
Consumer Goods: Non-Durable	55.2	53.2	13.50%	27.15%
High Tech Industries	28.0	27.9	7.07%	14.23%
Finance	25.6	25.6	6.49%	13.05%
Capital Equipment	45.8	25.0	6.33%	12.73%
Services: Consumer	24.4	24.2	6.14%	12.35%
Services: Business	22.9	23.2	5.88%	11.83%
Banking	14.0	13.9	3.53%	7.11%
Energy: Oil & Gas	22.1	12.7	3.21%	6.46%
Environmental Industries	6.9	6.9	1.76%	3.54%
Retail	5.9	6.6	1.67%	3.35%
Transportation: Consumer	1.0	4.5	1.14%	2.29%
Containers, Packaging, & Glass	4.1	4.2	1.06%	2.13%
Automotive	4.0	4.0	1.00%	2.02%
Chemicals, Plastics, & Rubber	3.9	3.9	0.99%	1.99%
Construction & Building	3.4	3.5	0.87%	1.76%
Telecommunications	3.3	3.3	0.83%	1.67%
Hotel, Gaming, & Leisure	3.0	3.1	0.78%	1.57%
Sovereign & Public Finance	2.8	2.9	0.73%	1.47%
Insurance	2.5	2.6	0.66%	1.32%
Total Investments	$440.4	$394.6	100.00%	201.14%

The following is a summary of the industry classification in which we invest as of December 31, 2020 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$92.1	$68.1	20.17%	36.78%
Healthcare & Pharmaceuticals	47.9	47.4	14.03%	25.58%
Consumer Goods: Non-Durable	49.8	44.0	13.03%	23.75%
High Tech Industries	28.3	28.2	8.36%	15.23%
Finance	29.4	28.2	8.35%	15.23%
Capital Equipment	44.9	23.5	6.97%	12.71%
Services: Business	22.1	22.6	6.69%	12.20%
Services: Consumer	22.0	21.7	6.42%	11.71%
Banking	12.0	11.9	3.52%	6.41%
Energy: Oil & Gas	21.8	11.3	3.36%	6.12%
Retail	8.8	8.8	2.60%	4.74%
Telecommunications	8.3	8.3	2.46%	4.48%
Chemicals, Plastics, & Rubber	3.3	3.3	0.97%	1.76%
Construction & Building	3.1	3.2	0.95%	1.73%
Transportation: Consumer	1.0	2.6	0.76%	1.39%
Insurance	2.5	2.5	0.75%	1.37%
Containers, Packaging, & Glass	2.0	2.1	0.61%	1.11%
Total Investments	$399.3	$337.7	100.00%	182.30%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2021 and 2020 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
New portfolio investments	$45.7	$—	$66.0	$17.6
Existing portfolio investments:
Follow-on investments (1)	2.5	0.4	4.7	0.4
Delayed draw and revolver investments (1)	1.6	5.0	4.3	20.6
Total existing portfolio investments	4.1	5.4	9.0	21.0
Total portfolio investment activity	$49.8	$5.4	$75.0	$38.6
Number of new portfolio investments	12	—	18	3
Number of follow-on investments	4	5	5	16
First lien senior secured debt	$49.8	$5.4	$75.0	$38.6
Total portfolio investments	$49.8	$5.4	$75.0	$38.6
Weighted average yield of new debt investments	7.4%	7.0%	7.1%	7.0%
Weighted average yield, including all new income-producing investments	7.4%	7.0%	7.1%	7.0%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three and six months ended June 30, 2021, we had prepayments and sales of our investments, including any prepayment premiums, totaling $25.1 million and $33.3 million, respectively. For the three and six months ended June 30, 2020, we had prepayments and sales of our investments, including any prepayment premiums, totaling $4.0 million and $42.2 million, respectively. Please refer to “Results of Operations— Net Realized Gains and Losses, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the six months ended June 30, 2021

•

Repayment of a first lien senior secured term loan and delayed draw loans in AppFire Technologies, LLC at par, which resulted in total proceeds received of $3.2 million, including a prepayment premium of $0.1 million; and

•	Repayment of a first lien senior secured term loan in Neiman Marcus Group LTD LLC, which resulted in proceeds of $3.0 million, including a prepayment premium; and
•	Repayment of a first lien senior secured term loan in Whitney, Bradley & Brown, Inc., which resulted in proceeds of $7.5 million, including a prepayment premium; and
•

Repayment of a first lien senior secured term loan and revolving loan in Communication Technology Intermediate, which resulted in proceeds of $8.6 million, including a prepayment premium of $0.2 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2021, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 10.7% (based on cash invested of $1.6 billion and total proceeds from these exited investments of $1.9 billion). 78.6% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of June 30, 2021 and December 31, 2020, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of June 30, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce commitments, extend the maturity date, and amend the pricing. As of June 30, 2021, the Logan JV Credit Facility had $225.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2020, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of June 30, 2021 and December 31, 2020, Logan JV had $146.5 million and $166.5 million of outstanding borrowings under the credit facility, respectively. At June 30, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of June 30, 2021 and December 31, 2020, Logan JV had total investments at fair value of $226.3 million and $221.4 million, respectively. As of June 30, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 92 and 92 different borrowers, respectively. As of June 30, 2021, there is one loan on non-accrual status with an amortized cost basis and fair value of $2.2 million $0.8 million, respectively. As of December 31, 2020, there was one loan on non-accrual status with an amortized cost and fair value of $2.2 million and $1.0 million, respectively. As of June 30, 2021 and December 31, 2020, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4.4 million and $6.2 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	As of June 30, 2021	As of December 31, 2020
First lien secured debt, at par	$223,446	$233,634
Second lien debt, at par	4,782	7,111
Total debt investments, at par	$228,228	$240,745
Weighted average yield on first lien secured loans (1)	5.5%	5.6%
Weighted average yield on second lien loans (1)	8.6%	8.7%
Weighted average yield on all loans (1)	5.6%	5.7%
Number of borrowers in Logan JV	92	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$23,537	$24,596

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2021 and December 31, 2020, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and six months ended June 30, 2021, our share of distributions declared related to our Logan JV LLC equity interest was $1.6 million and $3.2 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and six months ended June 30, 2020, our share of distributions declared related to our Logan JV LLC equity interest was $1.6 million and $3.9 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, $1.6 million and $1.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $0.0 million and $0.1 million, respectively, of return of capital associated with distributions declared was included in Distributions receivable on our Consolidated Statements of Assets and Liabilities. As of June 30, 2021, the distributions declared and earned of $6.3 million for the twelve months ended June 30, 2021, represented a dividend yield to the Company of 6.9% based upon average capital invested. As of December 31, 2020, distributions declared and earned of $7.1 million for the twelve months ended December 31, 2020, represented a dividend yield to the Company of 7.6% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,481	$1,470	$1,455
Total Australia						$1,470	$1,455

Canada
Avison Young Canada Inc.	Services: Business	6.2% (LIBOR +6%)	03/07/2019	01/31/2026	3,904	$3,851	$3,865
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,592	1,599
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,956	1,991
Total Canada						$7,399	$7,455

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	960	$955	$873
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,903	2,895	2,656
Total Germany						$3,850	$3,529

Luxembourg
Connect Finco S.a.r.l.	Telecommunications	4.5% (LIBOR +3.5%)	09/23/2019	12/11/2026	1,414	$1,392	$1,417
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,083	1,935	2,190
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.2% (LIBOR +5%)	03/18/2019	05/30/2026	1,738	1,714	1,582
Total Luxembourg						$5,041	$5,189

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.2% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,881	$4,861
EG Group	Retail	4.2% (LIBOR +4%)	03/23/2018	02/07/2025	2,774	2,766	2,759
Total United Kingdom						$7,647	$7,620

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,382	$2,355	$2,384
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,850	3,841	3,600
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,982	4,925
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,905	1,900	1,810
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,166	3,175	3,177
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,627	2,608	2,620
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,245	1,244	1,251
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,890	3,879	3,462
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,640	1,645
Allen Media LLC	Media: Broadcasting & Subscription	5.7% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,962	2,950	2,969
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,760	1,726	1,764
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,347	2,340	1,945
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	568	566	471
American Achievement Corporation (3) (11)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2022	1,470	-	-
American Public Education (13)	Services: Consumer	7% (LIBOR +6%)	03/29/2021	03/29/2027	1,000	980	1,003

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Ani Pharmaceuticals Inc. (13)	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,960	1,975
Anne Arundel Dermatology Management, LLC (5)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,361	637	647
Anne Arundel Dermatology Management, LLC (4) (11)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(8)	(5)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,038	2,003	2,018
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	647	651	522
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,934	1,926	1,547
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,401	2,398	2,383
APFS Staffing Holdings Inc	Services: Consumer	4.85% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,960	1,933	1,958
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	866	854	880
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,725	3,682	3,703
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,880	2,868	2,837
California Cryobank LLC	Healthcare & Pharmaceuticals	4.2% (LIBOR +4%)	08/03/2018	08/06/2025	3,120	3,111	3,119
Cambium Learning Group, Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	12/18/2018	12/18/2025	3,293	3,231	3,316
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,975	1,960	1,980
Cano Health, LLC (13)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	661	657	663
Cano Health, LLC (13)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.75%)	06/24/2021	11/23/2027	1,329	1,322	1,333
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	282	281	282
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,250	1,250	1,250
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,358	3,341	3,358
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,553	4,545	4,462
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.75%)	03/19/2021	03/23/2028	2,000	1,981	1,998
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,511	1,507	1,520
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,376	4,363	4,321
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,609	4,596	4,563
Empower Payments Acquisition	Services: Business	4.15% (LIBOR +4%)	10/05/2018	10/05/2025	3,900	3,894	3,894
EyeSouth (6) (11)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	-
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,705	1,700	1,707
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,622	2,227	760
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,281	4,273	4,264
Granite Holdings US Acquisition Co	Capital Equipment	4.2% (LIBOR +4%)	01/26/2021	09/30/2026	2,883	2,896	2,897
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,919	1,908	1,921
HDT Holdco, Inc. (13)	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	06/29/2027	2,500	2,425	2,444
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,355	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,504	1,672
International Textile Group Inc	Consumer goods: Durable	5.26% (LIBOR +5%)	04/20/2018	05/01/2024	925	923	894
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,669	1,660	1,370
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.2% (LIBOR +6%)	06/19/2018	10/01/2024	1,896	1,865	1,882
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,000	1,990	2,000
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	459	458	454
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,777	1,773	1,760
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,241	1,186	1,217
McAfee LLC (13)	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	04/29/2028	2,998	2,968	3,001
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.83% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,328	2,321	2,254
MRI Software LLC (7) (11)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,440	1,435	1,442

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,856	3,793	3,846
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	313	330
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,930	1,882	1,912
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	629	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,759	3,741	3,740
Northern Star Holdings Inc.	Utilities: Electric	5.5% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,112	4,101	4,102
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,850	2,837	2,807
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	08/08/2017	08/01/2024	3,335	3,324	3,343
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,928	1,923	1,906
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	552	549	552
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	815	810	815
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,887	1,877	1,887
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,356	4,346	3,795
Parts Town (13)	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	06/28/2021	10/15/2025	140	139	140
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	985	981	976
Patriot Rail Co LLC	Transportation: Cargo	4.7% (LIBOR +4.5%)	02/24/2021	10/19/2026	3,456	3,481	3,474
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.14% (LIBOR +5%)	10/04/2018	09/28/2025	2,918	2,900	2,797
PLH Group Inc	Energy: Oil & Gas	6.08% (LIBOR +6%)	08/01/2018	07/25/2023	3,515	3,479	3,476
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	2,000	1,961	1,960
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,965	1,952	1,975
Precisely (13)	High Tech Industries	5% (LIBOR +4.25%)	06/24/2021	04/23/2028	2,000	1,990	2,001
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,930	1,921	1,916
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,173	1,143	1,157
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	987	978	976
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,988	1,978	1,966
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/16/2028	1,437	1,423	1,437
RSA Security LLC (9) (11)	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/16/2028	563	(6)	-
Sentry Data Systems, Inc. (10) (11)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	10/06/2025	318	(5)	-
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	10/06/2025	3,166	3,112	3,166
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,211	2,151	2,194
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,209	3,181	3,225
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,149	2,141	2,156
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.6% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,897	2,886	2,905
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,825	1,737	1,831
Yak Access LLC	Energy: Oil & Gas	5.1% (LIBOR +5%)	06/29/2018	07/11/2025	2,663	2,616	2,468
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,888	3,882	3,888
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	193	192	193
Total United States of America						$199,776	$196,207

Total Senior Secured First Lien Term Loans						$225,183	$221,455

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,971	$2,010
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,990	2,013

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	493	500
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	96	235
Total United States of America						$4,550	$4,758

Total Second Lien Term Loans						$4,550	$4,758

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	$204	$79

Total United States of America						$204	$79

Total Equity Investments						$204	$79

Total Investments						$229,937	$226,292

Cash equivalents
Dreyfus Government Cash Management Fund						22,542	22,542
Other cash accounts						617	617
Total Cash equivalents						$23,159	$23,159

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of June 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.10%, 0.14%, 0.15% and 0.16%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,469,807, which was unfunded as of June 30, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(4)	Represents a revolver commitment of $451,128, which was unfunded as of June 30, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)

Represents a delayed draw commitment of $1,361,152, of which $700,426 was unfunded as of June 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)	Represents a delayed draw commitment of $295,455, which was unfunded as of June 30, 2021. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a revolver commitment of $41,567, which was unfunded as of June 30, 2021. Issuer pays 1.0% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $629,658, of which $554,431 was unfunded as of June 30, 2021. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $562,581, which was unfunded as of June 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of June 30, 2021

(dollar amounts in thousands)

(10)	Represents a revolver commitment of $318,182, which was unfunded as of June 30, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(11)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of June 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(12) (13) (14)

All investments are pledged as collateral for loans payable unless otherwise noted.

Interest will start to accrue when the trade settles. Three month LIBOR as of June 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.

Loan was on non-accrual as of June 30, 2021.

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

Below is certain summarized financial information for Logan JV as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020:

Selected Balance Sheet Information

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $229,937 and $231,535, respectively)	$226,292	$221,418
Cash	23,159	32,187
Other assets	3,476	882
Total assets	$252,927	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$144,988	$165,830
Payable for investments purchased	12,865	-
Distribution payable	2,100	2,100
Other liabilities	1,316	1,391
Total liabilities	$161,269	$169,321
Members' capital	$91,658	$85,166
Total liabilities and members' capital	$252,927	$254,487

Selected Statement of Operations Information

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,619	$4,373	$7,152	$10,199
Fee income	18	48	16	98
Total revenues	3,637	4,421	7,168	10,297
Credit facility expenses (1)	$1,455	2,207	$2,948	$4,996
Other fees and expenses	110	100	187	196
Total expenses	1,565	2,307	3,135	5,192
Net investment income	2,072	2,114	4,033	5,105
Net realized (loss) gain	(6)	(7,055)	187	(10,315)
Net change in unrealized (depreciation) appreciation on investments	2,387	21,273	6,472	(16,003)
Net increase in members' capital from operations	$4,453	$16,332	$10,692	$(21,213)

(1)

As of June 30, 2021, Logan JV had $146,541 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under its credit facility with an effective interest rate of 2.46% per annum.

OEM Group LLC

In December 2020, OEM completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Term LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. We made an additional $1.0 million investment in the first lien loan to facilitate the completion of the sale and cover near-term costs associated with the transition of certain assets and settlement of certain liabilities. During the six months ended June 30, 2021, we made an incremental $0.9 million investment in the first lien loan continue to cover near-term operating costs of OEM.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020. There was no cash consideration exchanged in connection with the transaction.

As of June 30, 2021 and December 31, 2020, we hold all outstanding debt and equity of OEM. The fair value of our investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.00 and 2.24 at June 30, 2021 and December 31, 2020, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021				December 31, 2020
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$72.4	16.4%	$72.4	18.4%	$21.9	5.5%	$22.2	6.7%
2(b)	291.1	66.1%	276.8	70.1%	299.6	75.0%	273.3	80.9%
3(c)	19.4	4.4%	17.4	4.4%	3.5	0.9%	3.2	0.9%
4(d)	—	0.0%	—	0.0%	16.2	4.1%	13.3	3.9%
5(e)	57.5	13.1%	28.0	7.1%	58.1	14.5%	25.7	7.6%
Total	$440.4	100.0%	$394.6	100.0%	$399.3	100.0%	$337.7	100.0%

(a)

As of June 30, 2021 and December 31, 2020, Investment Score “1”, based upon fair value, included $27.5 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of June 30, 2021 and December 31, 2020, Investment Score “2”, based upon fair value, included $24.0 million and $45.4 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of June 30, 2021 and December 31, 2020, Investment Score “3”, based upon fair value, included $14.2 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of June 30, 2021 and December 31, 2020, Investment Score “4”, based upon fair value, included $0.0 million and $13.3 million to companies in which we also hold equity securities.
(e)

As of June 30, 2021 and December 31, 2020, Investment Score “5”, based upon fair value, included $28.0 million and $25.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, we had loans on non-accrual status with an amortized cost basis of $15.9 million and fair value of $8.3 million. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and fair value of $7.4 million. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2021 and December 31, 2020. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

In certain instances, we may enter into an agreement to restructure a loan, where we determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, we do not recognize interest income on these balances. As of June 30, 2021, we have two loans with an amortized cost basis of $27.2 million and fair value of $14.7 million, which meet the above criteria. As of December 31, 2020, we have two loans with an amortized cost basis of $27.2 million and fair value of $13.8 million, which meet the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2021 and December 31, 2020.

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2021 and 2020 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest income on debt securities
Cash interest	$5.2	$3.9	$10.1	$8.5
PIK interest	0.1	0.4	0.2	0.5
Prepayment premiums	0.2	—	0.3	—
Net accretion of discounts and other fees	0.4	0.2	0.7	0.3
Total interest on debt securities	5.9	4.5	11.3	9.3
Dividend income (1)	1.6	2.3	3.2	5.3
Fees related to non-controlled, affiliated investments	—	0.1	0.1	0.1
Other income	0.3	0.1	0.4	0.2
Total investment income	$7.8	$7.0	$15.0	$14.9

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc. and Logan JV.

The increase in investment income between the three month periods was primarily due to an increase in interest income due to the expansion of our investment portfolio, as well as higher prepayment premiums received and higher other income related to one-time fees. This increase was partially offset by a reduction in dividend income due to the sale of C&K Markets in December 2020.

The increase in investment income between the six month periods was primarily due to an increase in interest income due to the expansion of our investment portfolio, as well as higher prepayment premiums received and higher other incomes related to one-time fees. This increase was partially offset by a reduction in dividend income due to the sale of C&K Markets in December 2020.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Accumulated PIK balance, beginning of period	$1.3	$3.6	$1.2	$3.6
PIK income capitalized/receivable	0.1	0.5	0.2	0.5
PIK received in cash from repayments	—	—	—	—
PIK reduced through restructurings/sales	—	(1.3)	—	(1.3)
Accumulated PIK balance, end of period	$1.4	$2.8	$1.4	$2.8

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2021 and 2020.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2021 and 2020 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Expenses
Interest and fees on Borrowings (1)	$2.9	$3.1	$5.7	$6.4
Base management fees	1.0	0.9	1.8	1.9
Incentive fees	—	—	—	(0.4)
Other expenses	1.0	1.0	1.9	1.9
Administrator expenses	0.2	0.3	0.4	0.6
Total expenses	5.1	5.3	9.8	10.4
Management fee waiver	—	—	(0.9)	—
Total expenses, net of fee waiver	5.1	5.3	8.9	10.4
Income tax provision, excise and other taxes (2)	—	—	0.1	0.1
Total expenses after taxes	$5.1	$5.3	$9.0	$10.5

(1)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(2)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses between the three month periods was primarily due to lower interest and fees on our Revolving Facility due to a reduction in borrowings outstanding.

The decrease in expenses between the six month periods was primarily due to lower interest and fees on our Revolving Facility due to a reduction in borrowings outstanding, offset by a small increase to our spread and the addition of a LIBOR floor on the revolver, and lower administrator expenses. Additionally, we waived the base management fees during the three months ended March 31, 2021, which contributed to the reduction in total expenses (net of fee waivers) compared to the prior six month period.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $2.6 million, or $0.09 per common share based on a weighted average of 30,109,384 common shares outstanding for the for the three months ended June 30, 2021, as compared to $1.7 million, or $0.05 per common share based on a weighted average of 34,310,634 common shares outstanding for the three months ended June 30, 2020.

Net investment income was $5.9 million, or $0.20 per common share based on a weighted average of 30,109,384 common shares outstanding for the six months ended June 30, 2021 as compared to $4.4 million, or $0.14 per common share based on a weighted average of 32,061,953 common shares outstanding for the six months ended June 30, 2020.

The increase in net investment income between the three and six month periods is primarily attributable to an increase in interest income earned on the debt securities in the portfolio, reduced borrowing costs on the Revolving Facility, and waived base management fees during the three month period ended March 31, 2021. The increase was partially offset by reduced dividend income due to the sale of C&K Markets in December 2020.

Net Realized Gains and Losses, net of income tax provision

We measure realized gains or losses on investments by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2021 and 2020 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Alex Toys, LLC (1)	$—	$—	$(1.9)	$—
Allied Wireline Services, LLC (2)	—	(5.3)	—	(5.3)
Charming Charlie LLC (3)	—	(0.9)	—	(2.5)
Copperweld Bimetallics, LLC (4)	—	—	—	(0.3)
Holland Intermediate Acquisition Corp. (5)	—	(17.3)	—	(17.3)
New Host Holdings, LLC (6)	—	(2.0)	—	(2.0)
Virtus Pharmaceuticals, LLC (7)	—	(0.9)	—	(0.9)
Other investments (8)	(0.5)	(0.2)	(1.7)	0.1
Loss on extinguishment of debt (9)	(0.5)	—	(0.5)	—
Net realized losses	$(1.0)	$(26.6)	$(4.1)	$(28.2)

(1)	On March 31, 2021, we wrote off our investment in Alex Toys, LLC. The realized loss of $1.9 million was offset by a corresponding change in unrealized appreciation in the same amount.
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

(6)

In April 2020, New Host Holdings, LLC was dissolved and we wrote off our common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(7)

On May 7, 2020, we agreed to contribute our preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC.  This transaction resulted in a $0.9 million realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

(8)	During the three and six months ended June 30, 2021, we realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.
(9)

In June 2021, we redeemed our 2022 Notes. In connection with the redemption, we realized a loss on the extinguishment of debt equal to the difference between the amount paid to redeem the 2022 Notes and its carrying value, net of deferred financing costs.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross unrealized appreciation on investments	$6.9	$16.5	$16.4	$4.4
Gross unrealized depreciation on investments	(0.4)	(3.4)	(0.3)	(51.0)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(0.3)	26.4	(0.2)	18.4
Total	$6.2	$39.5	$15.9	$(28.2)

During the three and six months ended June 30, 2021, our largest increases in value for the investments still held as of the reporting date were related to a market driven increase of Logan JV (an investment where we hold a non-controlling interest), Matilda Jane Holdings, Inc., and Wheels Up Partners, LLC.

During the six months ended June 30, 2020, our largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC (an investment where we hold a controlling interest), and a market reduction of Logan JV (an investment where we hold a non-controlling interest). Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. Many of our portfolio companies are facing increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding. The disruptions caused by COVID-19 and the restrictions put in place have contributed to the write-down in the value of our portfolio as of June 30, 2020. During the three months ended June 30, 2020, our largest increase in value was related to our investment in the Logan JV (an investment where we hold a non-controlling interest) resulting from reduced volatility and stabilization in the broadly syndicated market during the second quarter of 2020.

Benefit (Provision) for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2021 and 2020, we recognized a provision for tax on unrealized gains on investments of $(0.3) million and $(0.4) million for consolidated subsidiaries, respectively. As of June 30, 2021 and December 31, 2020, $2.2 million and $1.7 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in benefit for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $7.5 million, or $0.25 per common share based on a weighted average of 30,109,384 common shares for the three months ended June 30, 2021, as compared to $14.1 million, or $0.41 per common share based on a weighted average of 34,310,634 common shares for the three months ended June 30, 2020.

Net increase (decrease) in net assets resulting from operations totaled $17.0 million, or $0.57 per common share based on a weighted average of 30,109,384 common shares for the six months ended June 30, 2021, as compared to $(52.0) million, or $(1.62) per common share based on a weighted average of 32,061,953 common shares for the six months ended June 30, 2020, respectively.

The changes in net assets from operations between the periods is due primarily to significant unrealized losses recognized in the three and six month period ended June 30, 2020, and unrealized gains on investments recognized in the three and six month period ended June 30, 2021.

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

In May 2021, we completed a public debt offering, selling $69.0 million of notes due 2026, or the 2026 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $67.3 million. The proceeds received from the issuance of the 2026 Notes were primarily used to repay the 2022 Notes and partially pay down our Revolving Facility.

We borrowed $132.0 million under our Revolving Facility for the six months ended June 30, 2021 and repaid $94.7 million on our Revolving Facility from proceeds received from prepayments and sales, investment income and proceeds from our 2026 Notes. We borrowed $15.5 million under our Revolving Facility for the six months ended June 30, 2020 and repaid $15.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities used cash of $(34.7) million and provided cash of $8.8 million for the six months ended June 30, 2021 and 2020, respectively, primarily in connection with the purchases and sales of portfolio investments. For the six months ended

June 30, 2021, our financing activities included net borrowings of $(37.3) million on our Revolving Facility, $6.0 million for distributions to stockholders, and $1.9 million for the payment of financing costs. Additionally, we borrowed $69.0 million as part of our issuance of our 2026 Notes and used those proceeds to redeem our outstanding 2022 Notes. For the six months ended June 30, 2020, our financing activities included net borrowings of $(0.5) million on our Revolving Facility, used $9.8 million for distributions to stockholders, $2.2 million to repurchase common stock and $0.3 million for the payment of financing costs. Additionally, our financing activities provided $30.0 million from the issuance of common stock during the six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, we had cash of $11.3 million and $7.6 million, respectively. We had no cash equivalents as of June 30, 2021 and December 31, 2020.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2021 and December 31, 2020 (in millions):

	As of
	June 30, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$125.0	$95.0	$53.4	3.50%	$100.0	$57.7	$71.7	3.50%
2022 Notes	-	-	57.0	-	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	51.6	6.13%
2026 Notes	69.0	69.0	13.7	5.00%	-	-	-	-
Total	$245.6	$215.6	$175.7	4.61%	$211.6	$169.3	$183.3	5.45%

(1)

As of June 30, 2021, excludes deferred financing costs of $1.0 million for the 2023 Notes and $2.1 million for the 2026 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2021.
(3)

As of December 31, 2020, excludes deferred financing costs of $0.7 million for the 2022 Notes and $1.2 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)	Represents the weighted average interest rate as of June 30, 2021 and December 31, 2020.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. On March 26, 2019, we entered into Amendment No. 1 which amended our Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190.0 million, provide a $20.0 million letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million. On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced shareholder's equity and obligor's net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added a 50 basis point LIBOR floor. On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120.0 million to $100.0 million, (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.0% and (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%.

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

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 3.0% (with a 0.5% LIBOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.5% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR period that is one, two, three or six months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of June 30, 2021.

As of June 30, 2021, we had USD borrowings of $95.0 million outstanding under the Revolving Facility with a quarter-end interest rate of 3.50%.

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

As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2021 and December 31, 2020, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $0.6 million and $0.9 million were incurred in connection with the Revolving Facility during the three months ended June 30, 2021 and 2020, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $1.2 million and $1.6 million were incurred in connection with the Revolving Facility during the six months ended June 30, 2021 and 2020, respectively.

Amortization of deferred financing costs of $0.0 million and $0.3 million, which included one-time accelerated amortization of $0.0 million and $0.2 million, respectively, were incurred in connection with the Revolving Facility for the three months ended June 30, 2021 and 2020. Amortization of deferred financing costs of $0.2 million and $0.8 million, which included one-time accelerated amortization of $0.0 million and $0.5 million in connection with the reductions in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, we had $1.7 million and $1.8 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

The 1940 Act was modified by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of June 30, 2021 was 191%.

Notes

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes bore interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and traded on the

New York Stock Exchange under the trading symbol “FCRZ”. On June 21, 2021, we repaid the 2022 Notes and they are no longer outstanding.

On October 5, 2018, we completed a public offering of $50.0 million in aggregate principal amount of 6.125% notes due 2023. The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “FCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1.6 million of 2023 Notes to cover overallotments.

On May 18, 2021, we completed a public offering of $60.0 million in aggregate principal amount of 5.00% notes due 2026 (“2026 Notes”). The 2026 Notes mature on May 25, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after May 25, 2023. The 2026 Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning September 30, 2021 and trade on the New York Stock Exchange under the trading symbol “FCRX”. On June 2, 2021, the underwriters exercised their option to purchase an addition $9.0 million of 2026 Notes to cover overallotments. The proceeds from this public offering were used to redeem the 2022 Notes and partially repay the Revolving Facility. The redemption of the 2022 Notes was completed on June 21, 2021. As result of this redemption, we recognized a loss on the extinguishment of debt of $0.5 million during the quarter ended June 30, 2021 on the Consolidated Statements of Operations. We refer to the 2022 Notes, 2023 Notes, and 2026 Notes collectively as the Notes, except that the 2022 Notes are not included with respect to dates subsequent to their redemption and the 2026 Notes are not included with respect to dates prior to their issuance.

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

The Base Indenture, as supplemented by the First, Second, Third and Fourth Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2021, we were in compliance with the terms of the Base Indenture and the First, Second, Third and Fourth Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of June 30, 2021, the carrying amount and fair value of our 2023 Notes was $51.6 million and $52.4 million, respectively. As of June 30, 2021, the carrying amount and fair value of our 2026 Notes was $69.0 million and $70.4 million, respectively. As of December 31, 2020, the carrying amount and fair value of our 2022 Notes was $60.0 million and $60.6 million, respectively. As of December 31, 2020, the carrying amount and fair value of our 2023 Notes was $51.6 million and $52.4 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2023 and 2026 Notes, we incurred $4.4 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended June 30, 2021 and 2020, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, we amortized approximately $0.5 million and $0.4 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, we had $3.1 million and $1.9 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2021 and 2020, we incurred interest expense on the Notes of approximately $2.0 million and $1.8 million, respectively. For the six months ended June 30, 2021 and 2020, we incurred interest expense on the Notes of approximately $3.8 million and $3.6 million, respectively.

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

As of June 30, 2021 and December 31, 2020, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2021	December 31, 2020

Unfunded delayed draw facilities
Advanced Web Technologies	$0.8	$0.8
AppFire Technologies, LLC	—	0.2
BCDI Rodeo Dental Buyer, LLC	0.7	0.7
Cedar Services Group, LLC	1.4	—
ConvenientMD	1.7	—
Doxa Insurance Holdings, LLC	1.1	1.0
Groundworks Operations, LLC	3.2	0.9
Integrated Pain Management Medical Group, Inc.	0.4	—
PDFTron Systems Inc.	0.1	0.6
Socius Insurance Services, Inc.	1.8	—
	11.2	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
A&A Global Imports, LLC	0.7	—
ABC Legal Services, LLC	0.7	0.7
Action Point, Inc	0.6	0.7
Advanced Web Technologies	0.3	0.3
AppFire Technologies, LLC	—	0.2
Aurotech, LLC	0.4	0.4
BCDI Rodeo Dental Buyer, LLC	—	—
Cedar Services Group, LLC	0.8	—
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	—	0.4
ConvenientMD	0.7	—
Doxa Insurance Holdings, LLC	0.3	0.3
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	1.5	1.5
Groundworks Operations, LLC	0.1	0.1
HealthDrive Corporation(2)	1.1	1.8
iLending LLC	0.7	—
Integrated Pain Management Medical Group, Inc.	0.4	—
IRC Opco LLC	0.8	—
Lash Opco LLC	0.3	0.3
Loadmaster Derrick & Equipment, Inc. (3)	—	3.3
MarkLogic Corporation	0.3	0.3
Marlin DTC-LS Midco 2, LLC	0.1	—
Matilda Jane Holdings, Inc.	1.0	1.0
Multi Specialty Healthcare LLC	0.7	0.7
NWN Parent Holdings LLC	0.6	—
PDFTron Systems Inc.	0.2	0.2
QuarterMaster Newco, LLC	0.4	0.4
Quorum Health Resources	0.6	—
smarTours, LLC	0.6	0.6
Socius Insurance Services, Inc.	0.5	—
SolutionReach, Inc.	0.8	0.2
The Mulch & Soil Company, LLC	1.0	—
Women's Health USA, Inc.	0.3	1.5
	18.4	16.8
Unfunded commitments to investments in funds

Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0
Total unfunded commitments	$30.6	$22.0

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, we had issued a standby letter of credit of $3.1 million which expired on January 19, 2021.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of June 30, 2021, the percentage of 2021 income estimated as qualified interest income for tax purposes was 90.0%.

Stock Repurchase Program

Stock Repurchase Program

On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on May 5, 2022 and may be modified or terminated at any time for any reason without prior notice. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2021 and 2020 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Dollar amount repurchased (1)	$—	$—	$—	$2.2
Shares repurchased	—	—	—	0.3
Average price per share (including commission)	$—	$—	$—	$6.33
Weighted average discount to net asset value	—	—	—	16.99%

(1)

Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the six months ended June 30, 2020 were under the 10b5-1 Plan, which was terminated on March 10, 2020.

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

Recent Developments

From July 1, 2021 through August 5, 2021, we made new investments totaling $12.7 million at par and follow-on investments, including revolver and delayed draw fundings, totaling $2.7 million at par with a combined weighted average yield of 7.7%.

On July 17, 2021, we received proceeds of $7.5 million from the repayment of our first lien senior secured term loan, revolving, and delayed draw term loan in PDFTron Systems, Inc.

On August 3, 2021, our board of directors declared a dividend of $0.10 per share payable on September 30, 2021 to stockholders of record at the close of business on September 15, 2021.

On August 3, 2021, we appointed Jennifer M. Wilson as Treasurer of the Company. Ms. Wilson also serves as our Chief Accounting Officer.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, 93.0% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of June 30, 2021, the weighted average interest rate floor on our floating rate loans was 1.05%. Our Revolving Facility is also subject to floating interest rates subject to an interest rate floor of 0.50%.

Based on our June 30, 2021 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$5.9	$2.5	$3.4
Up 200 basis points	$3.1	$1.6	$1.5
Up 100 basis points	$0.4	$0.6	$(0.2)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. - Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2021 and 2020 for more information on the incentive fee.

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

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that, as of the period covered by this quarterly report on form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Stock Repurchase Program

On December 16, 2019, our board of directors authorized a $10.0 million stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on May 5, 2022 and may be modified or terminated at any time for any reason without prior notice. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program and plan to retire all shares of common stock that we purchase in the future in connection with the program. There were no share repurchases under any stock repurchase program during the three months ended June 30, 2021

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 5, 2020)

3.2

Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of First Eagle Alternative Capital BDC, Inc., dated as of June 21, 2021 (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 25, 2021)

3.3	Third Amended and Restated By-Laws, dated as of June 24, 2021 (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 25, 2021)

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: August 5, 2021	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: August 5, 2021	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Accounting Officer