Form 10-Q
period 2021-09-30
First Eagle Alternative Capital BDC, Inc.
filed 2021-11-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 4, 2021 was 30,109,384.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2021 (unaudited)	December 31, 2020
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $299,645 and $250,928, respectively)	$300,810	$243,855
Controlled investments (cost of $149,355 and $148,373, respectively)	101,202	93,826
Non-controlled, affiliated investments (cost of $1 and $1, respectively)	1	1
Cash	9,612	7,615
Escrows and other receivables	1,605	3,508
Interest, dividends, and fees receivable	3,850	2,659
Deferred tax assets	2,211	2,222
Deferred financing costs	1,631	1,757
Prepaid expenses and other assets	575	725
Deferred offering costs	67	180
Due from affiliate	87	85
Total assets	$421,651	$356,433
Liabilities:
Loans payable	$100,500	$57,661
Notes payable ($120,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $2,897 and $1,932, respectively)	117,710	109,675
Accrued expenses and other liabilities	2,049	1,696
Deferred tax liability	1,807	1,673
Base management fees payable	1,048	—
Accrued incentive fees	—	156
Due to affiliate	2,023	228
Accrued interest and fees	201	149
Accrued administrator expenses	483	—
Total liabilities	225,821	171,238
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,109 and 30,109 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	30	30
Paid-in capital in excess of par	418,379	418,379
Accumulated deficit	(222,579)	(233,214)
Total net assets	$195,830	$185,195
Total liabilities and net assets	$421,651	$356,433
Net asset value per share	$6.50	$6.15

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$5,939	$4,217	$16,555	$13,298
PIK interest income	128	338	376	806
Other income	397	102	818	224
From non-controlled, affiliated investments:
Other income	41	48	123	189
From controlled investments:
Cash interest income	204	2	592	(247)
Dividend income	1,652	2,579	4,869	7,873
Other income	—	43	—	113
Total investment income	8,361	7,329	23,333	22,256
Expenses:
Interest and fees on borrowings	2,538	2,439	7,571	7,687
Base management fees	1,048	895	2,890	2,795
Incentive fees	—	—	—	(411)
Administrator expenses	218	268	663	882
Other general and administrative expenses	391	598	1,100	1,323
Amortization of deferred financing costs	350	319	1,029	1,516
Professional fees	328	347	1,157	1,171
Directors' fees	175	191	512	543
Total expenses	5,048	5,057	14,922	15,506
Management fee waiver	—	(895)	(879)	(895)
Total expenses, net of fee waivers	5,048	4,162	14,043	14,611
Income tax provision, excise and other taxes	26	(15)	78	71
Net investment income	3,287	3,182	9,212	7,574
Realized Gain (Loss) and Change in Unrealized (Depreciation) Appreciation
Net realized gain (loss):
Non-controlled, non-affiliated investments	135	(84)	(3,456)	(25,589)
Non-controlled, affiliated investments	(83)	(19)	(83)	(2,493)
Controlled investments	51	(17,387)	51	(17,650)
Extinguishment of debt	—	—	(543)	—
Net realized gain (loss)	103	(17,490)	(4,031)	(45,732)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(1,231)	6,375	8,238	8,119
Non-controlled, affiliated investments	—	—	—	(2)
Controlled investments	(13)	23,017	6,394	(6,914)
Net change in unrealized appreciation (depreciation) on investments	(1,244)	29,392	14,632	1,203
Net realized and unrealized gain (loss)	(1,141)	11,902	10,601	(44,529)
(Provision) benefit for taxes on unrealized gain/loss on investments	505	165	(145)	192
Net increase (decrease) in net assets resulting from operations	$2,651	$15,249	$19,668	$(36,763)
Net investment income per common share:
Basic and diluted	$0.11	$0.10	$0.31	$0.24
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.09	$0.49	$0.65	$(1.16)
Weighted average shares of common stock outstanding:
Basic and diluted	30,109	31,237	30,109	31,785

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2021	2020
Net assets at January 1,	185,195	229,455
Increase (decrease) in net assets from operations:
Net investment income	$3,284	$2,661
Net realized loss	(3,144)	(1,614)
Net change in unrealized appreciation (depreciation) on investments	9,681	(67,673)
(Provision) benefit for taxes on unrealized gain (loss) on investments	(332)	470
Net increase (decrease) in net assets resulting from operations	9,489	(66,156)
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,011)	(6,233)
Total distributions to stockholders	(3,011)	(6,233)
Capital share transactions:
Repurchase of common stock	—	(2,161)
Net decrease in net assets from capital share transactions	—	(2,161)
Total increase (decrease) in net assets	6,478	(74,550)
Net assets at March 31,	$191,673	$154,905
Increase (decrease) in net assets from operations:
Net investment income	2,641	1,731
Net realized loss	(990)	(26,628)
Net change in unrealized appreciation on investments	6,195	39,483
Provision for taxes on unrealized gain (loss) on investments	(318)	(443)
Net increase in net assets resulting from operations	7,528	14,143
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,011)	(3,530)
Total distributions to stockholders	(3,011)	(3,530)
Capital share transactions:
Issuance of common stock	—	30,000
Net decrease in net assets from capital share transactions	—	30,000
Total increase in net assets	4,517	40,613
Net assets at June 30,	$196,190	$195,518
Increase in net assets from operations:
Net investment income	3,287	3,182
Net realized gain (loss)	103	(17,490)
Net change in unrealized (depreciation) appreciation on investments	(1,244)	29,392
Provision for taxes on unrealized gain on investments	505	165
Net increase in net assets resulting from operations	2,651	15,249
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,011)	(3,011)
Total distributions to stockholders	(3,011)	(3,011)
Capital share transactions:
Purchase of common stock in tender offer	—	(19,664)
Net decrease in net assets from capital share transactions	—	(19,664)
Total decrease in net assets	(360)	(7,426)
Net assets at September 30,	$195,830	$188,092
Common shares outstanding at end of period	30,109	30,109
Capital share activity:
Shares issued	—	5,618
Shares repurchased	—	341

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,668	$(36,763)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) on investments	(14,632)	(1,203)
Net realized loss	2,431	44,339
Increase in investments due to interest paid-in-kind	(385)	(699)
Amortization of deferred financing costs	1,029	1,516
Accretion of discounts on investments and other fees	(1,116)	(505)
Changes in operating assets and liabilities:
Purchases of investments	(116,697)	(50,319)
Proceeds from sale and paydown of investments	66,585	54,480
(Increase) decrease in interest, dividends and fees receivable	(1,191)	763
Decrease in escrows and other receivables	1,946	2,551
Decrease (increase) in due from affiliates	51	(31)
Decrease in deferred tax asset	11	204
Decrease (increase) in prepaid expenses and other assets	81	(123)
Increase (decrease) in accrued expenses and other liabilities	334	(204)
Increase (decrease) in due to affiliates	1,795	(692)
Increase (decrease) in accrued credit facility fees and interest	52	(226)
Increase (decrease) in deferred tax liability	134	(395)
Increase (decrease) in base management fees payable, net	1,048	(1,103)
Increase in accrued administrator expenses	483	—
Decrease in accrued incentive fees payable, net	(156)	(412)
Net cash (used in) provided by operating activities	(38,529)	11,178
Cash flows from financing activities:
Repurchase of common stock	—	(2,161)
Purchase of common stock in tender offer	—	(19,664)
Borrowings under credit facility	171,000	15,500
Repayments under credit facility	(128,161)	(17,000)
Issuance of shares of common stock	—	30,000
Issuance of notes	69,000	—
Repayment of notes	(60,000)	—
Distributions paid to stockholders	(9,033)	(12,774)
Financing and offering costs paid	(2,280)	(433)
Net cash provided by (used in) financing activities	40,526	(6,532)
Net increase in cash	1,997	4,646
Cash, beginning of period	7,615	5,890
Cash, end of period	$9,612	$10,536
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$7,217	$7,452
Income taxes paid	$4	$2
PIK income earned	$376	$806

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments

First lien senior secured debt
—142.09% of net asset value
Canada
—4.50% of net asset value
Hudson's Bay Company ULC	Retail	8.3% (LIBOR + 7.3%)	9/30/2021	9/29/2026	$7,000	$6,862	$6,862
PDFTron Systems Inc. (7)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/13/2027	1,641	1,608	1,608
PDFTron Systems Inc. (7)(8)(9)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/15/2026	—	(6)	—
PDFTron Systems Inc. (7)(22)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/13/2027	328	322	322
				Subtotal Canada	$8,969	$8,786	$8,792
Midwest
—13.57% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	$2,037	$2,002	$2,037
Advanced Web Technologies (8)	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	27	21	27
Advanced Web Technologies (9)(22)	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	—	(14)	—
Doxa Insurance Holdings, LLC	Insurance	7.5% (LIBOR + 6.5%)	12/4/2020	12/4/2026	1,588	1,554	1,588
Doxa Insurance Holdings, LLC (8)(9)	Insurance	7.5% (LIBOR + 6.5%)	12/4/2020	12/4/2026	—	(7)	—
Doxa Insurance Holdings, LLC(22)	Insurance	7.5% (LIBOR + 6.5%)	12/4/2020	12/4/2026	1,921	1,879	1,921
Doxa Insurance Holdings, LLC(22)	Insurance	7.5% (LIBOR + 6.5%)	8/16/2021	12/4/2026	723	681	723
1-800 Hansons, LLC	High Tech Industries	10.5% (LIBOR + 9.5%) (9.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	3,313	3,300	3,081
1-800 Hansons, LLC (8)	High Tech Industries	9.5% (LIBOR + 8.5%)	10/19/2017	10/19/2022	209	208	195
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2023	5,305	5,288	5,252
IRC Opco LLC (8)(9)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2023	—	(3)	—
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	7/1/2021	1/4/2023	998	981	988
Matilda Jane Holdings, Inc.	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	4/28/2017	5/1/2022	11,452	11,417	10,765
Matilda Jane Holdings, Inc. (8)	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	10/30/2020	5/1/2022	—	—	—
				Subtotal midwest	$27,573	$27,307	$26,577
Northeast
—32.31% of net asset value
3SI Security Systems	Services: Consumer	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$3,905	$3,885	$3,865
Aurotech, LLC	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	2,939	2,888	2,263
Aurotech, LLC (8)(9)	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	—	(7)	—
Cedar Services Group, LLC	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	2,911	2,869	2,867
Cedar Services Group, LLC (8)(9)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(12)	—
Cedar Services Group, LLC (9)(22)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(20)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Certify, Inc.	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	1,544	1,533	1,544
Certify, Inc. (23)	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	211	209	211
Certify, Inc. (8)	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	18	17	18
ConvenientMD	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	6/9/2021	6/15/2027	5,486	5,407	5,404
ConvenientMD (8)(9)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	6/9/2021	6/15/2027	—	(10)	—
ConvenientMD (9)(22)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	6/9/2021	6/15/2027	—	(8)	—
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	9,725	9,681	9,725
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	8/30/2021	12/21/2023	100	98	100
HealthDrive Corporation (8)(9)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	—	(9)	—
HealthDrive Corporation (9)(22)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	8/30/2021	12/21/2023	—	(1)	—
Marlin DTC-LS Midco 2, LLC (8)(9)	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	—	(2)	—
Marlin DTC-LS Midco 2, LLC	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	3,139	3,085	3,139
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	12/18/2020	12/18/2026	3,761	3,694	3,761
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	12/18/2020	12/18/2026	—	(12)	—
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	9/24/2021	12/18/2026	100	98	100
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	9/24/2021	12/18/2026	—	(1)	—
Newcleus, LLC	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	5,072	4,998	4,996
Newcleus, LLC(8)(9)	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	—	(6)	—
Newcleus, LLC(9)(22)	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	—	(9)	—
NWN Parent Holdings LLC	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	3,299	3,268	3,266
NWN Parent Holdings LLC (8)(9)	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	—	(6)	—
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.0%)	7/31/2020	7/31/2025	3,104	3,080	3,104
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.0%)	7/31/2020	7/31/2025	—	(3)	—
Revlon Consumer Products Corporation (14)	Consumer Goods: Non-Durable	7.5% (LIBOR + 5.8%)	3/8/2021	6/8/2023	2,500	2,481	2,494
smarTours, LLC	Services: Consumer	7.8% (LIBOR + 6.8%)	12/21/2020	12/31/2024	680	680	680
smarTours, LLC (8)	Services: Consumer	8.8% (LIBOR+ 7.8%) (1.0% Cash + 7.8% PIK)	12/21/2020	12/31/2024	2,293	2,293	2,293
Urology Management Associates, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,055	7,978	8,055
Xcel Brands, Inc.	Consumer Goods: Non-Durable	9.0% (LIBOR + 8.0%)	4/15/2021	4/9/2025	5,531	5,406	5,393
				Subtotal northeast	$64,373	$63,542	$63,278
Southeast
—18.05% of net asset value
A&R Logistics Holdings, Inc.	Transportation: Cargo	7.0% (LIBOR + 6.0%)	7/29/2021	5/3/2025	$2,379	$2,333	$2,379
Apex Services Partners, LLC	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	5,300	5,263	5,247
ECL Entertainment	Hotel, Gaming, & Leisure	8.3% (LIBOR + 7.5%)	3/31/2021	3/31/2028	2,993	2,964	3,071
GC EOS Buyer, Inc. (27)	Automotive	6.8% (LIBOR + 5.8%)	3/31/2021	8/1/2025	3,969	3,943	3,971
Groundworks Operations, LLC	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	1,932	1,902	1,932

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Groundworks Operations, LLC (8)(9)	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	—	(2)	—
Groundworks Operations, LLC (22)	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	851	841	851
Groundworks Operations, LLC (22)	Construction & Building	5.8% (LIBOR + 4.8%)	7/9/2020	1/17/2026	659	642	659
Groundworks Operations, LLC (9)	Construction & Building	5.8% (LIBOR + 4.8%)	3/18/2021	1/17/2026	—	(33)	—
Quorum Health Resources	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	5/28/2021	5/26/2027	5,380	5,330	5,326
Quorum Health Resources (8)(9)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	5/28/2021	5/26/2027	—	(6)	—
SuperHero Fire Protection, LLC	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	4,304	4,241	4,240
SuperHero Fire Protection, LLC(8)	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	109	103	107
SuperHero Fire Protection, LLC(9)(22)	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	—	(19)	—
The Mulch & Soil Company, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	3,491	3,425	3,456
The Mulch & Soil Company, LLC (8)	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	375	357	371
TTF Holdings, LLC (Soliant)	Healthcare & Pharmaceuticals	4.8% (LIBOR + 4.0%)	3/31/2021	3/25/2028	3,740	3,714	3,745
				Subtotal southeast	$35,482	$34,998	$35,355
Southwest
—26.84% of net asset value
Allied Wireline Services, LLC (11)(24)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$5,446	$4,971	$4,052
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,685	5,651	5,657
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,615	1,606	1,607
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,297	1,288	1,291
Camin Cargo Control, Inc.	Services: Business	7.5% (LIBOR + 6.5%)	6/10/2021	6/4/2026	3,741	3,706	3,703
Igloo Products Corp.	Consumer Goods: Non-Durable	11.5% (LIBOR + 10.0%)	3/28/2014	3/28/2023	21,567	21,557	21,567
Owl Landfill Services, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	6/30/2021	6/30/2026	3,521	3,470	3,468
Riveron Acquisition Holdings, Inc.	Finance	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,118	8,020	8,118
TMA Buyer, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	3,145	3,098	3,097
TMA Buyer, LLC(8)(9)	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(6)	—
TMA Buyer, LLC(9)(22)	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(8)	—
				Subtotal southwest	$54,135	$53,353	$52,560
West
—46.82% of net asset value
A&A Global Imports, LLC	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	6/1/2021	6/1/2026	$1,996	$1,958	$1,977
A&A Global Imports, LLC (8)	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	6/1/2021	6/1/2026	163	149	162
Action Point, Inc (8)	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	33	22	33
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	5/5/2021	9/30/2026	516	506	516
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,308	3,249	3,308
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,312	1,316
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	657	659
Alpine SG, LLC	High Tech Industries	7.5% (LIBOR + 6.5%)	11/2/2020	11/16/2022	1,500	1,475	1,500
Alpine SG, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	2/10/2021	11/16/2022	1,500	1,471	1,500

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Alpine SG, LLC	High Tech Industries	7.5% (LIBOR + 6.5%)	6/4/2021	11/16/2022	1,500	1,471	1,500
CC Amulet Management, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2021	7/23/2027	5,142	5,066	5,065
CC Amulet Management, LLC(8)	Healthcare & Pharmaceuticals	7.3% (Prime + 4.0%)	8/31/2021	7/23/2027	256	244	252
CC Amulet Management, LLC(9)(22)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2021	7/23/2027	—	(5)	—
DTI Holdco, Inc. (27)	Services: Business	5.8% (LIBOR + 4.8%)	3/31/2021	9/29/2023	3,928	3,834	3,890
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,718	7,662	7,718
EBS Intermediate LLC (8)(9)	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(12)	—
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	5/5/2021	10/2/2023	248	244	248
Evergreen Services Group, LLC	High Tech Industries	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,268	9,233	9,268
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,812	5,779	5,812
Gener8, LLC (8)	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	600	591	600
iLending LLC	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	4,425	4,361	4,424
iLending LLC (8)(9)	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	—	(10)	—
Ingenio, LLC	Media: Broadcasting & Subscription	8.0% (LIBOR + 7.0%)	8/3/2021	8/3/2026	5,284	5,207	5,204
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	5/28/2026	3,224	3,163	3,159
Integrated Pain Management Medical Group, Inc.(9)(22)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	5/28/2026	—	(7)	—
Integrated Pain Management Medical Group, Inc.(8)(9)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	5/28/2026	—	(8)	—
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	9/18/2020	3/18/2026	2,999	2,938	2,999
Lash Opco LLC (8)	Consumer Goods: Non-Durable	8.0% (LIBOR + 7.0%)	8/18/2021	9/18/2025	71	62	71
Lash Opco LLC	Consumer Goods: Non-Durable	8.0% (LIBOR + 7.0%)	8/18/2021	3/18/2026	3,057	2,988	3,057
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	12/31/2020	3/18/2026	993	970	992
MarkLogic Corporation	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	3,127	3,072	3,095
MarkLogic Corporation (9)(22)	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	—	(5)	—
MeriCal, LLC	Consumer Goods: Non-Durable	7.3% (LIBOR + 6.3%)	11/16/2018	11/16/2021	7,359	7,359	7,359
Socius Insurance Services, Inc.	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	2,940	2,883	2,881
Socius Insurance Services, Inc. (8)(9)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(10)	—
Socius Insurance Services, Inc. (9)(22)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(18)	—
SolutionReach, Inc.	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	5,947	5,891	5,947
SolutionReach, Inc. (8)(9)	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(9)	—
SRS Acquiom Holdings LLC	Finance	7.0% (LIBOR + 6.0%)	11/8/2018	11/8/2024	4,200	4,178	4,200
Trace3, LLC	High Tech Industries	7.8% (LIBOR + 6.8%)	11/4/2020	8/3/2024	2,977	2,899	2,977
				Subtotal west	$92,066	$90,810	$91,689

		Subtotal first lien senior secured debt			$282,598	$278,796	$278,251

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

Second lien debt
—3.10% of net asset value
Northeast
—3.10% of net asset value
Merchants Capital Access, LLC (14)	Banking	11.5% (LIBOR + 10.5%)	4/20/2015	4/30/2022	$5,500	$5,491	$5,500
smarTours, LLC	Services: Consumer	8.8% PIK (LIBOR + 7.8%)	12/21/2020	12/31/2024	1,386	635	571
				Subtotal northeast	$6,886	$6,126	$6,071

			Subtotal second lien debt		$6,886	$6,126	$6,071

Subordinated debt
—3.05% of net asset value
West
—3.05% of net asset value
C&K Market, Inc.	Retail	11.0% (8.0% Cash + 3.0% PIK)	12/29/2020	12/29/2025	$5,974	$5,974	$5,974
				Subtotal west	$5,974	$5,974	$5,974

			Subtotal Subordinated debt		$5,974	$5,974	$5,974

Equity investments
—3.17% of net asset value
Midwest
—0.13% of net asset value
Doxa Insurance Holdings, LLC (13)(18)	Insurance		12/4/2020		174,984	$173	$190
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	65
			Subtotal midwest			$662	$255
Northeast
—2.28% of net asset value
Certify, Inc. (18)	Services: Business		2/28/2019		841	$175	$228
Specialty Brands Holdings, LLC (17)	Services: Business		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	216	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	—	—
SPST Investors II, LLC (10)(13)(18)(25)	Services: Consumer		12/21/2020		51,095	51	—
Urology Management Associates, LLC (18)	Healthcare & Pharmaceuticals		8/31/2018		769	769	1,204
Wheels Up Experience Inc. (10)(13)(18)(28)	Transportation: Consumer		1/31/2014		460,392	1,000	3,034
			Subtotal northeast			$2,211	$4,466

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Southeast
—0.02% of net asset value
Virtus Aggregator, LLC (10)(13)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$32
			Subtotal southeast			$32	$32
Southwest
—0.23% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	$144	$—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
Igloo Products Corp. (18)	Consumer Goods: Non-Durable		4/30/2014		1,902	1,716	447
			Subtotal southwest			$1,860	$447
West
—0.51% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable		9/30/2016		521	$505	$484
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable		9/30/2016		5,334	10	-
Sciens Building Solutions, LLC (10) (17)	Services: Business		7/12/2017		194	213	524
			Subtotal west			$728	$1,008

				Subtotal equity		$5,493	$6,208

Warrants
—0.50% of net asset value
West
—0.50% of net asset value
C&K Market, Inc.	Retail		12/29/2020		1,063,221	$—	$986
				Subtotal west		$—	$986

				Subtotal warrants		$—	$986

Investments in funds
—1.70% of net asset value
Midwest
—1.59% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Investment Funds And Vehicles		6/14/2013			$2,957	$3,109
				Subtotal midwest		$2,957	$3,109
West
—0.11% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Investment Funds And Vehicles		11/20/2012			$299	$211
				Subtotal west		$299	$211

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

			Subtotal investments in funds			$3,256	$3,320

Total non-controlled/non-affiliated investments
—153.61% of net asset value						$299,645	$300,810

Controlled investments
—51.68% of net asset value

First lien senior secured debt
—9.00% of net asset value
Southeast
—4.21% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$12,608	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (15)(19)(26)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	3,034	1,053	—
Loadmaster Derrick & Equipment, Inc. (15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	10,291	7,450	8,232
				Subtotal southeast	$25,933	$15,810	$8,232
Southwest
—4.79% of net asset value
OEM Group, LLC (15)	Capital Equipment	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$9,385	$9,385	$9,385
				Subtotal southwest	$9,385	$9,385	$9,385

			Subtotal first lien senior secured debt		$35,318	$25,195	$17,617

Second lien debt
—5.40% of net asset value
Southwest
—5.40% of net asset value
OEM Group, LLC (15)(24)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$48,667	$22,203	$10,578
				Subtotal southwest	$48,667	$22,203	$10,578

			Subtotal second lien debt		$48,667	$22,203	$10,578

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

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

Investments in funds
—37.28% of net asset value
Northeast
—37.28% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment Funds And Vehicles		12/3/2014			$91,953	$73,007
				Subtotal northeast		$91,953	$73,007

			Subtotal investments in funds			$91,953	$73,007
Total controlled investments
—51.68% of net asset value						$149,355	$101,202

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2021

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
			Subtotal investments in funds			$1	$1

Total non-controlled/affiliated investments

—0.00% of net asset value						$1	$1

Total investments—205.29% of net asset value						$449,001	$402,013
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
(3)

As of September 30, 2021, 25.2% and 23.9% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of the LIBOR and ABR rates may be subject to interest rate floors. As of September 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.08%, 0.11%, 0.13% and 0.16%, respectively. As of September 30, 2021, the ABR rate was 3.25%.

(5)	Principal includes accumulated PIK interest and is net of repayments.
(6)

Unless otherwise indicated, all investments are valued using significant unobservable inputs. Refer to the Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

(7)	Foreign company or foreign co-borrower at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Company pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(11)	In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Interest held by a wholly owned subsidiary of First Eagle Alternative Capital BDC, Inc.
(14)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the nine months ended September 30, 2021 in which the issuer was a portfolio company that the Company is deemed to control.

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

September 30, 2021

(dollar amounts in thousands)

(unaudited)

approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of September 30, 2021.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of September 30, 2021.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(23)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(24)	Restructured loan for which income is not being recognized as of September 30, 2021.
(25)

The underlying investment of SPST Investors II, LLC is SPST Holdings, LLC which the Company holds 0.40% ownership interest in SPST Holdings, LLC’s common shares, and 0.44% ownership interest in SPST Holdings, LLC’s preferred shares.

(26)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date of December 31, 2021.
(27)	Investments are valued using market quotations. Refer to the Level 2 fair value measurements quantitative information table in Note 3 of the Consolidated Financial

Statements for further detail.

(28)	Investment is valued using public stock price. Refer to the Level 1 fair value measurements quantitative information table in Note 3 of the Consolidated Financial

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

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2020. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest rate floors. As of December 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.14%, 0.19%, 0.24% and 0.26%, respectively.

(5)	Principal includes accumulated PIK interest and is net of repayments.
(6)

Unless otherwise indicated, all investments are valued using significant unobservable inputs. Refer to the Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

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
(11)

In certain circumstances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer. As of December 31, 2020, there were no issuers with this option.

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

September 30, 2021

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

The Company has established from time to time wholly owned subsidiaries or other subsidiaries that are structured as Delaware entities, and as tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). These corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Under the Revolving Facility, if the borrowing capacity of the new arrangement is lower than the borrowing capacity of the old arrangement evaluated on a lender by lender basis, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement. Under the Notes, if the Company extinguishes or substantially modifies the debt prior to maturity, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. A modification is considered substantial if there is a greater than 10% change of the present value of cash flows under the old and new amended facilities. Third party costs under the new arrangement would be capitalized and amortized over the term of the new arrangement.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2021, the Company had loans on non-accrual status with an amortized cost basis of $15,810 and fair value of $8,233. As of December 31, 2020, the Company had loans on non-accrual status with an amortized cost basis of $15,542 and fair value of $7,370.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of September 30, 2021, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $14,630, which meet the above criteria. As of December 31, 2020, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $13,784.

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

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Accumulated PIK balance, beginning of period	$1,411	$2,789	$1,163	$3,588
PIK income capitalized/receivable	128	338	376	806
PIK received in cash from repayments	—	—	—	(6)
PIK reduced through restructurings/sales	—	(2,229)	—	(3,490)
Accumulated PIK balance, end of period	$1,539	$898	$1,539	$898

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2021 and 2020.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its capital gain net income for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income or excise tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this undistributed income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate.

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended September 30, 2021 and 2020, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $26 and $(15), respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred U.S. federal excise tax and other tax expenses of $78 and $71, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three and nine months ended September 30, 2021 and 2020. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(Provision) benefit for taxes on unrealized gain on investments	505	165	(145)	192

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2021 and December 31, 2020, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $1,807 and $1,673, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of September 30, 2021 and December 31, 2020, $2,211 (net of $8,831 allowance) and $2,222 (net of $8,433 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 during the nine months ended September 30, 2021.

3. Investments

The following is a summary of the industry classification in which the Company invests as of September 30, 2021:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$95,210	$76,328	19.00%	38.97%
Healthcare & Pharmaceuticals	63,095	63,827	15.89%	32.59%
Consumer Goods: Non-Durable	57,898	55,693	13.85%	28.44%
High Tech Industries	31,058	30,451	7.57%	15.55%
Capital Equipment	45,741	25,210	6.27%	12.87%
Services: Consumer	24,619	24,461	6.08%	12.49%
Services: Business	22,306	22,807	5.67%	11.65%
Retail	12,836	13,822	3.44%	7.06%
Banking	12,697	12,805	3.19%	6.54%
Finance	12,198	12,318	3.06%	6.29%
Energy: Oil & Gas	22,039	12,284	3.06%	6.27%
Insurance	9,263	9,418	2.34%	4.81%
Environmental Industries	7,252	7,295	1.81%	3.73%
Media: Broadcasting & Subscription	5,207	5,204	1.29%	2.66%
Containers, Packaging, & Glass	4,116	4,203	1.05%	2.15%
Automotive	3,943	3,971	0.99%	2.03%
Chemicals, Plastics, & Rubber	3,777	3,857	0.96%	1.97%
Construction & Building	3,350	3,442	0.86%	1.76%
Telecommunications	3,262	3,266	0.81%	1.67%
Hotel, Gaming, & Leisure	2,964	3,071	0.76%	1.57%
Transportation: Consumer	1,000	3,034	0.75%	1.55%
Sovereign & Public Finance	2,837	2,867	0.71%	1.46%
Transportation: Cargo	2,333	2,379	0.59%	1.21%
Total Investments	$449,001	$402,013	100.00%	205.29%

The following is a summary of the industry classification in which the Company invests as of December 31, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds and Vehicles	$92,125	$68,134	20.17%	36.78%
Healthcare & Pharmaceuticals	47,924	47,391	14.03%	25.58%
Consumer Goods: Non-Durable	49,752	43,995	13.03%	23.75%
High Tech Industries	28,333	28,226	8.36%	15.23%
Finance	29,343	28,199	8.35%	15.23%
Capital Equipment	44,891	23,530	6.97%	12.71%
Services: Business	22,149	22,592	6.69%	12.20%
Services: Consumer	22,041	21,686	6.42%	11.71%
Banking	11,988	11,880	3.52%	6.41%
Energy: Oil & Gas	21,771	11,331	3.36%	6.12%
Retail	8,783	8,781	2.60%	4.74%
Telecommunications	8,282	8,303	2.46%	4.48%
Chemicals, Plastics, & Rubber	3,254	3,267	0.97%	1.76%
Construction & Building	3,130	3,201	0.95%	1.73%
Transportation: Consumer	1,000	2,574	0.76%	1.39%
Insurance	2,501	2,535	0.75%	1.37%
Containers, Packaging, & Glass	2,035	2,057	0.61%	1.11%
Total Investments	$399,302	$337,682	100.00%	182.30%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2021:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$163,833	$146,823	36.52%	74.98%
West	97,811	99,868	24.84%	51.00%
Southwest	95,691	72,970	18.15%	37.26%
Southeast	51,954	43,619	10.85%	22.27%
Midwest	30,926	29,941	7.45%	15.29%
Canada	8,786	8,792	2.19%	4.49%
Total Investments	$449,001	$402,013	100.00%	205.29%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$163,953	$138,961	41.15%	75.02%
West	78,569	78,547	23.26%	42.40%
Southwest	87,620	63,335	18.76%	34.19%
Midwest	29,835	26,648	7.89%	14.39%
Southeast	32,648	23,449	6.94%	12.66%
Canada	6,677	6,742	2.00%	3.64%
Total Investments	$399,302	$337,682	100.00%	182.30%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be within three months to two years.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2021:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$295,868	$—	$7,861	$288,007
Second lien debt	16,649	—	—	16,649
Subordinated debt	5,974	—	—	5,974
Equity investments	7,194	3,034	—	4,160
Investment in Logan JV (1)	73,007	—	—	—
Investments in funds (1)	3,321	—	—	—
Total investments	$402,013	$3,034	$7,861	$314,790

(1)

Certain investments that are measured at fair value using net asset value totaling $76,328 have not been categorized in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

(1)

Certain investments that are measured at fair value using net asset value totaling $71,024 have not been categorized in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2021:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt(2)	$224,591		Discounted cash flows (income approach)	Comparative Yield	7%		-	8%		(7%)
	24,234		Market comparable companies (market approach)	EBITDA Multiple	6.5x		-	7.0x		(6.8x)
	9,384	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	8,233		Market comparable companies (market approach)	Revenue Multiple	0.3x		-	0.8x		(0.5x)
	7,887		Recoverability	Collateral Value (4)	$125		-	$138		$(131)
Second lien debt	5,500		Discounted cash flows (income approach)	Comparative Yield	10%		-	11%		(10%)
	10,578	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	571		Market comparable companies (market approach)	EBITDA Multiple	5.3x		-	5.8x		(5.5x)
Subordinated debt	5,974		Market comparable companies (market approach)	EBITDA Multiple	2.5	x	-	3.0	x	(2.7x)
Equity investments (2)	3,899		Market comparable companies (market approach)	EBITDA Multiple	8.5x		-	9.2x		(10.9x)
	228		Market comparable companies (market approach)	Revenue Multiple	10.3x		-	10.8x		(10.5x)
Total Level 3 Investments	$301,079

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $13,679 of first lien senior secured debt and $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
(4)

There are various, company specific inputs used in the valuation analysis that relate to the liquidation value of a company's assets. The significant unobservable input used in the valuation model was collateral value.

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

The primary significant unobservable inputs used in the fair value measurement of the Company’s investment in the first lien secured debt and second lien debt of OEM Group, Inc. are royalty payment discount rate, minimum payment discount rate, and revenue growth.  Significant increases (decreases) in the royalty payment discount rate or minimum payment discount rate in isolation would result in a significantly lower (higher) fair value measurement.  Significant increases (decreases) in the revenue growth rates in isolation would result in a significantly higher (lower) fair value measurement. To determine royalty payments discount rate and minimum payment discount rates, the Company considers current cost of capital of the payor, expected term of investment and anticipated risk in the projections, among other factors.  To determine revenue growth rates, the Company principally considers historical and current performance coupled with industry growth rates. The Company also considers current purchase orders and inflation rate adjustments that consider macroeconomic research, among other factors, in evaluating growth rates.

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

The following table rolls forward the changes in fair value during the nine months ended September 30, 2021 for investments classified within Level 3:

	First lien Senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2021	$233,636	$22,111	$5,841	$5,070	$266,658
Transfers out of Level 3 (3)	-	-	-	(4,485)	(4,485)
Purchases (1)	109,347	-	-	45	109,392
Sales and repayments (1)	(60,296)	(6,500)	-	-	(66,796)
Unrealized appreciation (depreciation)(2)	4,064	939	(1)	5,418	10,420
Realized loss	-	-	-	(1,888)	(1,888)
Net amortization of premiums, discounts and fees	1,096	8	-	-	1,104
PIK	160	91	134	-	385
Ending balance, September 30, 2021	$288,007	$16,649	$5,974	$4,160	$314,790
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$4,050	$939	$(1)	$3,506	$8,494

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(3)

Investments were transferred out of Level 3 during the nine months ended September 30, 2021 due to changes in the quantity and quality of information, specifically availability of quoted prices in active market.

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

There were no transfers between the levels or categories of the fair value hierarchy during the nine months ended September 30, 2020.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three and nine months ended September 30, 2021 and 2020 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc., OEM Group, LLC and First Eagle Logan JV, LLC for the three and nine months ended September 30, 2021, and C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three and nine months ended September 30, 2020. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure further below.

	For the three months ended September 30,		For the nine months ended September 30,
Income Statement	2021	2020	2021	2020
Net sales	$7,533	$76,895	$23,235	$206,205
Gross profit	2,236	28,649	6,376	75,043
Net gain	155	5,200	490	9,486

The below table summarizes the financial information for OEM Group, LLC for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended September 30,		For the nine months ended September 30,
Income Statement	2021	2020	2021	2020
Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss from continuing operations	(2,849)	(5,447)	(8,622)	(17,937)
Loss (gain) from discontinued operations	(4)	618	(197)	3,843

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

As of September 30, 2021 and December 31, 2020, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce the commitments, extend the maturity date, and amend the pricing. As of September 30, 2021, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2020, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of September 30, 2021 and December 31, 2020, Logan JV had $146,541 and $166,541 of outstanding borrowings under the credit facility, respectively. At September 30, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of September 30, 2021 and December 31, 2020, Logan JV had total investments at fair value of $234,547 and $221,418, respectively. As of September 30, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 99 and 92 different borrowers, respectively. As of September 30, 2021, the amortized cost and fair value of loans on non-accrual status was $2,227 and $666, respectively. As of December 31, 2020, the amortized cost and fair value of loans on non-accrual status was $2,227 and $1,018, respectively. As of September 30, 2021 and December 31, 2020, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $3,667 and $6,175, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
First lien secured debt, at par	$221,659	$233,614
Second lien debt, at par	4,282	7,111
Total debt investments, at par	$225,941	$240,725
Weighted average yield on first lien secured loans (1)	5.2%	5.6%
Weighted average yield on second lien loans (1)	8.5%	8.7%
Weighted average yield on all loans (1)	5.3%	5.7%
Number of borrowers in Logan JV	99	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,853	$24,596

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2021 and December 31, 2020, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended September 30, 2021 and 2020, the Company’s share of distributions related to its Logan JV equity interest was $1,652 and $1,600, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. For the nine months ended September 30, 2021 and 2020, the Company’s share of distributions related to its Logan JV equity interest was $4,869 and $5,520, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $1,812 and $1,583, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $28 and $97, respectively, of return of capital associated with distributions declared was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2021, distributions declared and earned of $6,452 for the twelve months ended September 30, 2021 represented a dividend yield to the Company of 7.0% based upon average capital invested. As of December 31, 2020, distributions declared and earned of $7,052 for the twelve months ended December 31, 2020 represented a dividend yield to the Company of 7.6% based upon average capital invested.

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,478	$1,466	$1,440
Total Australia						$1,466	$1,440

Canada
Avison Young Canada Inc.	Services: Business	6.15% (LIBOR +6%)	03/07/2019	01/31/2026	3,894	$3,844	$3,855
PNI Canada Acquireco Corp	High Tech Industries	4.58% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,592	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,953	1,994
Total Canada						$7,389	$7,445

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	958	$953	$896
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,895	2,888	2,757
Total Germany						$3,841	$3,653

Luxembourg
Connect Finco S.a.r.l.	Telecommunications	4.5% (LIBOR +3.5%)	09/23/2019	12/11/2026	1,410	$1,390	$1,413
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,167	2,029	2,230
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.15% (LIBOR +5%)	09/22/2020	05/29/2026	1,742	1,718	1,504
Total Luxembourg						$5,137	$5,147

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.2% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,888	$4,846
EG Group	Retail	4.15% (LIBOR +4%)	03/23/2018	02/07/2025	2,766	2,760	2,762
Total United Kingdom						$7,648	$7,608

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,376	$2,356	$2,375
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,840	3,832	3,590
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,900	1,896	1,786
Advisor Group Holdings Inc	FIRE: FINANCE	4.58% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,158	3,166	3,167
AG Parent Holdings LLC	High Tech Industries	5.08% (LIBOR +5%)	07/30/2019	07/31/2026	2,620	2,602	2,617
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,242	1,240	1,250
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.33% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,880	3,869	3,453
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.58% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,653
Allen Media, LLC (3)(11)	Media: Broadcasting & Subscription	5.5% (LIBOR +5.5%)	07/29/2021	02/10/2027	238	(2)	1
Allen Media, LLC (15)	Media: Broadcasting & Subscription	5.5% (LIBOR +5.5%)	07/29/2021	02/10/2027	262	259	262
Allen Media, LLC	Media: Broadcasting & Subscription	5.63% (LIBOR +5.5%)	07/29/2021	02/10/2027	2,955	2,937	2,959
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,756	1,722	1,769
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,188	3,079	3,086
AMCP Clean Acquisition Co LLC	Wholesale	4.25% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,341	2,334	1,978
AMCP Clean Acquisition Co LLC	Wholesale	4.25% (LIBOR +4.25%)	07/10/2018	06/15/2025	566	565	479

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
American Achievement Corporation (4)(13)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	7% (LIBOR +6%)	03/29/2021	03/29/2027	1,000	980	1,003
Ani Pharmaceuticals Inc. (15)	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,960	2,013
Anne Arundel Dermatology Management, LLC (6)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,044	1,066
Anne Arundel Dermatology Management, LLC (5)	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	83	90
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,995	2,028
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	660	659	528
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,007	2,000	1,605
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,395	2,392	2,385
APFS Staffing Holdings Inc	Services: Consumer	4.83% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,955	1,929	1,954
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	2,000	1,990	2,005
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	864	852	876
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,700	3,660	3,666
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,873	2,861	2,854
California Cryobank LLC	Healthcare & Pharmaceuticals	4% (LIBOR +4%)	08/03/2018	08/06/2025	3,112	3,104	3,104
Canister International Group Inc	Forest Products & Paper	4.75% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,970	1,955	1,973
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,990	1,985	1,994
Clear Balance Holdings, LLC	FIRE: FINANCE	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,541	4,534	4,450
Cloudera, Inc. (15)	High Tech Industries	3.75% (LIBOR +3.75%)	08/10/2021	08/09/2028	3,000	2,970	3,001
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.75%)	03/19/2021	03/23/2028	1,995	1,977	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/21/2028	3,000	2,985	2,985
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,361	1,359	1,368
Drilling Info Inc.	High Tech Industries	4.33% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,364	4,352	4,310
Eisner Advisory Group LLC (13)	Banking, Finance, Insurance & Real Estate	5.25% (LIBOR +5.25%)	08/16/2021	08/13/2028	182	(2)	-
Eisner Advisory Group LLC (15)	Banking, Finance, Insurance & Real Estate	5.25% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,818	1,800	1,823
Eliassen Group, LLC	Services: Business	4.25% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,603	4,591	4,557
Empower Payments Acquisition	Services: Business	4.4% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,890	3,884	3,884
EyeSouth (7)(13)	Healthcare & Pharmaceuticals	4.5% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	-
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,700	1,696	1,702
Gastro Health Holdco, LLC (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	113	116
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	1,000	995	1,004
Gold Standard Baking, Inc. (16)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,622	2,227	666
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.75% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,281	4,274	4,264
Granite Holdings US Acquisition Co	Capital Equipment	4.15% (LIBOR +4%)	01/26/2021	09/30/2026	2,875	2,888	2,883
HDT Holdco, Inc. (15)	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,950	3,851	3,911
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,522	1,683
International Textile Group Inc	Consumer goods: Durable	5.14% (LIBOR +5%)	04/20/2018	05/01/2024	919	917	887
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,637	1,628	1,371
Lereta, LLC	FIRE: REAL ESTATE	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	2,000	1,980	2,005
Lifescan Global Corporation (15)	Healthcare & Pharmaceuticals	6.15% (LIBOR +6%)	06/19/2018	10/01/2024	2,796	2,765	2,776
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	1,995	1,986	1,990
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.42% (LIBOR +4.25%)	03/09/2018	03/17/2025	458	457	453
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,773	1,769	1,755

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,216	1,164	1,134
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,998	2,969	3,002
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.84% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,322	2,316	2,234
MRI Software LLC (9)(13)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	25	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,453	1,448	1,452
NAC Holding Corporation	FIRE: INSURANCE	6.75% (LIBOR +4.75%)	10/02/2020	09/28/2024	3,846	3,788	3,846
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	315	331
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,925	1,881	1,907
NextCare, Inc. (10)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	629	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,750	3,733	3,731
Northern Star Holdings Inc.	Utilities: Electric	5.5% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,101	4,091	4,091
Oak Point Partners, LLC	FIRE: FINANCE	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,850	2,838	2,836
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,923	1,918	1,902
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	550	548	550
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	813	808	813
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,882	1,873	1,882
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,344	4,335	3,751
Parts Town (13)	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	06/28/2021	10/15/2025	70	-	-
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,052	1,049	1,055
Patriot Rail Co LLC	Transportation: Cargo	4.65% (LIBOR +4.5%)	02/24/2021	10/19/2026	3,448	3,471	3,463
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.12% (LIBOR +5%)	10/04/2018	09/28/2025	2,910	2,893	2,864
PLH Group Inc	Energy: Oil & Gas	6% (LIBOR +6%)	08/01/2018	07/25/2023	3,450	3,418	3,428
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	05/14/2021	12/02/2025	1,995	1,958	1,995
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,960	1,948	1,969
Precisely	High Tech Industries	5% (LIBOR +4.25%)	06/24/2021	04/23/2028	2,000	1,990	2,000
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/10/2028	185	51	52
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,925	1,917	1,926
Pure Fishing Inc	Consumer goods: Non-Durable	4.5% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,170	1,141	1,152
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	986	976	971
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.58% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,982	1,974	1,968
Reedy Industries Inc. (12)	Services: Consumer	1% (LIBOR +4.5%)	08/24/2021	08/31/2028	379	(2)	1
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,621	1,613	1,626
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	2,000	1,986	1,974
RXB Holdings, Inc. (15)	Services: Business	4.5% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,995	1,990	2,013
Sentry Data Systems, Inc.	High Tech Industries	0.5% (LIBOR +6.75%)	09/29/2020	10/06/2025	318	(5)	-
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,500	1,493	1,502
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,202	3,142	3,195
Titan Sub LLC	Aerospace & Defense	5.08% (LIBOR +5%)	09/19/2019	09/21/2026	3,201	3,175	3,222
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,143	2,136	2,145
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.33% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,887	3,875	3,892
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,800	1,718	1,785
Yak Access LLC	Energy: Oil & Gas	5.12% (LIBOR +5%)	06/29/2018	07/11/2025	2,625	2,582	2,102
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,878	3,873	3,878
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	193	192	193

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total United States of America						$208,763	$204,985

Total Senior Secured First Lien Term Loans						$234,244	$230,278

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,971	$2,010
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,991	2,005
Gruden Acquisition Inc.	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	109	213
Total United States of America						$4,071	$4,228

Total Second Lien Term Loans						$4,071	$4,228

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	$204	$41

Total United States of America						$204	$41

Total Equity Investments						$204	$41

Total Investments						$238,519	$234,547

Cash equivalents
Dreyfus Government Cash Management Fund						15,686	15,686
Other cash accounts						492	492
Total Cash equivalents						$16,178	$16,178

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of September 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.08%, 0.11%, 0.13% and 0.16%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $235,000, which was unfunded as of September 30, 2021. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(4)	Represents a revolver commitment of $1,469,807, which was unfunded as of September 30, 2021. Issuer pays a 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)	Represents a revolver commitment of $451,128, of which 345,865 was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(6)

Represents a delayed draw commitment of $1,361,152, of which $291,776 was unfunded as of September 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

(7)	Represents a delayed draw commitment of $295,455, which was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $333,333, of which $218,667 was unfunded as of September 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 2.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Represents a revolver commitment of $41,567, which was unfunded as of September 30, 2021. Issuer pays a 1.0% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(10) (11) (12)

Represents a delayed draw commitment of $629,658, of which $554,431 was unfunded as of September 30, 2021. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays a 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Represents a revolver commitment of $69,981, which was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.

Represents a revolver commitment of $379,052, which was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.

(13)	Unfunded amount will start to accrue interest when the position is funded. 90-day LIBOR as of September 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(14)	All investments are pledged as collateral for loans payable unless otherwise noted.
(15)	Interest will start to accrue when the trade settles. 90-day LIBOR as of September 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(16) (17)	Loan was on non-accrual as of September 30, 2021. “FIRE” is defined as Finance, Insurance, and Real Estate

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394
Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378
Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Total United States of America						$6,861	$6,707

Total Second Lien Term Loans						$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		1	$203	$32

Total United States of America						$203	$32

Total Equity Investments						$203	$32

Total Investments						$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund						31,632	31,632
Other cash accounts						555	555
Total Cash equivalents						$32,187	$32,187

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,362,166, of which $956,513 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $451,128, which was unfunded as of December 31, 2020. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)

Represents a delayed draw commitment of $1,251,077, which $700,000 was unfunded as of December 31, 2020. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)

Represents a delayed draw commitment of $3,000,000, which $2,434,455 was unfunded as of December 31, 2020. Issuer pays a 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)

Represents a delayed draw commitment of $1,000,000, which $307,500 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

(8)	Represents a delayed draw commitment of $41,567, which was unfunded as of December 31, 2020. Issuer pays a 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $629,847, which $554,431 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $318,182, which was unfunded as of December 31, 2020. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $494,607, which $300,391 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)	Unfunded amount will start to accrue interest when the position is funded. 90-day LIBOR as of December 31, 2020 is shown to reflect possible projected interest rate.
(13)	All investments are pledged as collateral for loans payable unless otherwise noted.
(14)	Loan was on non-accrual as of December 31, 2020.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

Selected Balance Sheet Information:

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $238,519 and $231,535, respectively)	$234,547	$221,418
Cash	16,178	32,187
Other assets	662	882
Total assets	$251,387	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$145,135	$165,830
Payable for investments purchased	11,404	-
Distribution payable	2,300	2,100
Other liabilities	1,290	1,391
Total liabilities	$160,129	$169,321
Members' capital	$91,258	$85,166
Total liabilities and members' capital	$251,387	$254,487

Selected Statement of Operations Information:

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,452	$3,784	$10,604	$19,231
Fee income	74	16	90	104
Total revenues	3,526	3,800	10,694	19,335
Credit facility expenses (1)	$1,462	1,421	$4,409	$9,682
Other fees and expenses	103	298	292	331
Total expenses	1,565	1,719	4,701	10,013
Net investment income	1,961	2,081	5,993	9,322
Net realized gain (loss)	67	(660)	254	(4,040)
Net change in unrealized (depreciation) appreciation on investments	(327)	7,069	6,146	(1,950)
Net increase in members' capital from operations	$1,701	$8,490	$12,393	$3,332

(1)As of September 30, 2021, Logan JV had $146,541 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under the credit facility with an effective interest rate of 2.46% per annum.

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

Base Management Fee

For the three and nine months ended September 30, 2021, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the New Investment Management Agreement and remains unchanged from the Interim Investment Management Agreement and Prior Investment Advisory Agreement.

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

For the three months ended September 30, 2021 and 2020, the Company incurred base management fees of $1,048 and $0, respectively, net of management fees waived of $0 and $895, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred base management fees of $2,011 and $1,900, respectively, net of management fees waived of $879 and $895, respectively. As of September 30, 2021 and December 31, 2020, $1,048 and $0, respectively, were payable to the Advisor.

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

For the three and nine months ended September 30, 2021 and 2020, the Company would have incurred no incentive fee related to ordinary income under the new calculation.

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

For the three and nine months ended September 30, 2020, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

Incentive Fee on Net Investment Income Payable

For the three and nine months ended September 30, 2021, the Company earned no incentive fees related to the adjustment of previously deferred incentive fees payable. For the three and nine months ended September 30, 2020, the Company reversed $0 and $411, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable. As of September 30, 2021 and December 31, 2020, $0 and $156, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 17.5% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the New Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Advisory Agreement as of September 30, 2021 and December 31, 2020.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2021 and 2020, the Company incurred no incentive fees related to the GAAP incentive fee.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor on January 31, 2020 that includes substantially the same terms as the prior administration agreement and under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of the Company’s officers and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to the Company. The Company’s board of directors reviews the allocation methodologies with respect to such expenses. Such allocated costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended September 30, 2021 and 2020, the Company incurred administrator expenses of $218 and $268, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred administrator expenses of $663 and $882, respectively. As of September 30, 2021 and December 31, 2020, $483 and $0 of administrator expenses were due to the Advisor, respectively, which was included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of September 30, 2021 and December 31, 2020, there were $269 and $124, respectively, of general and administrative expenses owed to the Advisor, which were included in due to affiliate on the Consolidated Statements of Assets and Liabilities. Additionally, as of September 30, 2021 and December 31, 2020, there were $1,754 and $104, respectively, of interest and fees owed to affiliated entities from First Eagle Alternative Capital Agent, Inc., which were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2021 and December 31, 2020, there were no fees owed from the Advisor to the Company.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees in connection with this service. As a result, Greenway II is classified as an affiliate of the Company. As of September 30, 2021 and December 31, 2020, $81 and $84 of total fees and expenses related to Greenway II, respectively, was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of September 30, 2021, it had $1,812 of dividends receivable from Logan JV included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020, it had $1,583 of dividends receivable from Logan JV and $4 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $31 and $97, respectively, of return of capital associated with distributions declared from Logan JV was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Alex Toys, LLC (1)	$—	$—	$(1,888)	$—
Allied Wireline Services, LLC (2)	—	—	—	(5,310)
Charming Charlie LLC (3)	(83)	(19)	(83)	(2,493)
Copperweld Bimetallics, LLC (4)	51	133	51	(124)
Holland Intermediate Acquisition Corp. (5)	—	(65)	—	(17,390)
New Host Holdings, LLC (6)	—	—	—	(2,000)
OEM Group, LLC (7)	—	(17,520)	—	(17,520)
Virtus Pharmaceuticals, LLC (8)	—	—	—	(929)
Other investments (9)	135	(19)	(1,568)	34
Loss on extinguishment of debt (10)	—	—	(543)	—
Net realized gains (losses)	$103	$(17,490)	$(4,031)	$(45,732)

(1)	On March 31, 2021, the Company wrote off its investment in Alex Toys, LLC. The realized loss of $1,888 was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

In June 2020, the Company restructured its first lien senior secured term loan, common equity, and warrants in Allied Wireline Services, LLC into a Class A Note, Class B common equity and Class C common equity. This transaction resulted in a $5,310 realized loss, which was fully offset by a $5,802 reversal of unrealized depreciation.

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, the Company removed Charming Charlie from Investments, at fair value and reflected the expected liquidation proceeds as escrow and other receivables on the Consolidated Statements of Assets and Liabilities. Charming Charlie has ceased its operations and has been actively liquidating its assets. In 2020 and 2021, the Company recorded realized losses to reflect the collectability of the remaining receivable balance.

(4)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 with an additional $1,748 in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $1,678 in escrow proceeds in cash through September 2021 and realized additional gains and losses in 2020 and 2021 to reflect the collectability of the remaining balance. In September 2021, the Company's remaining escrow proceeds were released, bringing the outstanding receivable balance to $0 as of September 30, 2021.

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

(6)

In April 2020, New Host Holdings, LLC was dissolved and the Company wrote off its common and preferred equity investments in New Host Holdings, LLC resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(7)

On September 30, 2020, the Company restructured its first lien senior secured term loan and revolvers in OEM Group, LLC into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par. The Company did not recognize interest income on the restructured second lien term loan as of September 30, 2021 and 2020. This transaction resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation.

(8)

On May 7, 2020, the Company agreed to contribute its preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC. This transaction resulted in a $929 realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

(9)

During the three and nine months ended September 30, 2021, the Company realized a net loss reflecting the collectability of the remaining escrow and other receivables balance, which was slightly offset by a realized gain on a distribution from Gryphon Partners 3.5, L.P.

(10)

In June 2021, the Company redeemed its 2022 Notes. In connection with the redemption, the Company realized a loss on the extinguishment of debt equal to the difference between the amount paid to redeem the 2022 Notes and the Notes’ carrying value, net of deferred financing costs.

6. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator—net increase (decrease) in net assets resulting from operations:	$2,651	$15,249	$19,668	$(36,763)
Denominator—basic and diluted weighted average common shares:	30,109	31,237	30,109	31,785
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.09	$0.49	$0.65	$(1.16)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$150,000	$100,500	$66,172	3.50%	$100,000	$57,661	$71,675	3.50%
2022 Notes	-	-	38,000	-	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	51,607	6.13%
2026 Notes	69,000	69,000	32,122	5.00%	-	-	-	-
Total	$270,607	$221,107	$187,901	4.58%	$211,607	$169,268	$183,282	5.45%

(1)

As of September 30, 2021, excludes deferred financing costs of $890 for the 2023 Notes and $2,007 for the 2026 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2021.
(3)

As of December 31, 2020, excludes deferred financing costs of $714 for the 2022 Notes and $1,218 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)	Represents the weighted average interest rate as of September 30, 2021 and December 31, 2020.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303,500 to $275,000 and terminated the $75,000 Term Loan Facility. On March 26, 2019, the Company entered into Amendment No. 1 which amended the Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, the Company entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190,000 to $150,000. On April 14, 2020, the Company entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $175,000 each to a minimum of $140,000 each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150,000 to $120,000; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added a 50 basis point LIBOR floor point. On October 16, 2020, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120,000 to $100,000, (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.00%, (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%, and (iv) extended the maturity date from December 2022 to October 16, 2024 (with a one year term out period beginning in October 2023).

The Revolving Facility includes an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Third Revolving Amendment revised the cap from $300,000 to $200,000.

On March 31, 2021, the Company entered into an Incremental Commitment Agreement which increased the size of the revolver commitment from $100,000 to $125,000. On September 15, 2021, the Company entered into an Incremental Commitment and Assumption Agreement which further increased the size of the revolver commitment from $125,000 to $150,000.

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 3.00% (with a 0.50% LIBOR floor). The non-use fee is 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of September 30, 2021.

As of September 30, 2021, the Company had USD borrowings of $100,500 outstanding under the Revolving Facility with a quarter-end interest rate of 3.50%.

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

As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2021 and December 31, 2020, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $892 and $636 were incurred in connection with the Revolving Facility for the three months ended September 30, 2021 and 2020. Interest expense and related fees, excluding amortization of deferred financing costs, of $2,078 and $2,279 were incurred in connection with the Revolving Facility for the nine months ended September 30, 2021 and 2020. Amortization of deferred financing costs of $129 and $115, respectively, were incurred with the Revolving Facility for the three months ended September 30, 2021 and 2020. Amortization of deferred financing costs of $358 and $910, which included one-time accelerated amortization of $549 in connection with two separate reductions in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the Company had $1,631 and $1,757, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

The 1940 Act was modified by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of September 30, 2021 was 189%.

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

On May 18, 2021, the Company completed a public offering of $60,000 in aggregate principal amount of 5.00% notes due 2026 (“2026 Notes”). The 2026 Notes mature on May 25, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The 2026 Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning September 30, 2021 and trade on the New York Stock Exchange under the trading symbol “FCRX”. On June 2, 2021, the underwriters exercised their option to purchase an addition $9,000 of 2026 Notes to cover overallotments. The proceeds from this public offering were used to redeem the 2022 Notes and partially repay the Revolving Facility. The redemption of the 2022 Notes was completed on June 21, 2021. As result of this redemption, the Company recognized a loss on the extinguishment of debt of $543 during the nine months ended September 30, 2021 on the Consolidated Statements of Operations.

The 2022 Notes, 2023 Notes, and 2026 Notes are collectively referred to as the Notes, except that the 2022 Notes are not included with respect to dates subsequent to their redemption and the 2026 Notes are not included with respect to dates prior to their issuance.

As of September 30, 2021, the carrying amount and fair value of the 2023 Notes was $51,607 and $51,896, respectively. As of September 30, 2021, the carrying amount and fair value of the 2026 Notes was $69,000 and $72,450, respectively. As of December 31, 2020, the carrying amount and fair value of the 2023 Notes was $51,607 and $52,392, respectively. As of December 31, 2020, the carrying amount and fair value of the 2022 Notes was $60,000 and $60,648, respectively. The fair values of the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2023 and 2026 Notes, the Company incurred $4,381 of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended September 30, 2021 and 2020, the Company amortized approximately $221 and $203 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, the Company amortized approximately $670 and $606, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the Company had $2,897 and $1,932 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2021 and 2020, the Company incurred interest expense on the Notes of $1,646 and $1,803, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred interest expense on the Notes of $5,492 and $5,408, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2021	December 31, 2020
Unfunded delayed draw facilities
Advanced Web Technologies	$798	$798
AppFire Technologies, LLC	—	163
BCDI Rodeo Dental Buyer, LLC	660	660
CC Amulet Management, LLC	922	—
Cedar Services Group, LLC	1,415	—
ConvenientMD	1,719	—
Doxa Insurance Holdings, LLC	1,419	1,060
Groundworks Operations, LLC	3,163	928
HealthDrive Corporation	98	—
Integrated Pain Management Medical Group, Inc.	379	—
Multi Specialty Healthcare LLC	150	—
Newcleus, LLC	1,271
PDFTron Systems Inc.	194	602
Socius Insurance Services, Inc.	1,842	—
SuperHero Fire Protection, LLC	1,304	—
TMA Buyer, LLC	1,540	—
	16,874	4,211
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
A&A Global Imports, LLC	599	—
ABC Legal Services, LLC	—	663
Action Point, Inc	633	667
Advanced Web Technologies	315	297
AppFire Technologies, LLC	—	163
Aurotech, LLC	427	427
CC Amulet Management, LLC	512	—
Cedar Services Group, LLC	802	—
Certify, Inc.	53	53
Communication Technology Intermediate	—	415
ConvenientMD	688	—
Doxa Insurance Holdings, LLC	344	344
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	900	1,500
Groundworks Operations, LLC	99	99
HealthDrive Corporation(2)	2,171	1,758
iLending LLC	718	—
Integrated Pain Management Medical Group, Inc.	442	—
IRC Opco LLC	818	—
Lash Opco LLC	370	335
Loadmaster Derrick & Equipment, Inc. (3)	100	3,376
MarkLogic Corporation	278	278
Marlin DTC-LS Midco 2, LLC	143	—
Matilda Jane Holdings, Inc.	978	978
Multi Specialty Healthcare LLC	711	711
Newcleus, LLC	435	—
NWN Parent Holdings LLC	623	—
PDFTron Systems Inc.	298	213
QuarterMaster Newco, LLC	365	365
Quorum Health Resources	674	—
smarTours, LLC	399	604

Socius Insurance Services, Inc.	525	—
SolutionReach, Inc.	933	233
SuperHero Fire Protection, LLC	327	—
The Mulch & Soil Company, LLC	608	—
TMA Buyer, LLC	385	—
Women's Health USA, Inc.	—	1,500
	19,443	16,749
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	363
	1,043	1,043
Total unfunded commitments	$37,360	$22,003

(1)	The Company had sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, the Company had issued a standby letter of credit of $3,096 which expired on January 19, 2021.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2021 and 2020.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2021 distributions as of September 30, 2021, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the nine months ended September 30,
	2021	2020
Per Share Data(1):
Net asset value, beginning of period	$6.15	$7.64
Net investment income, after taxes(2)	0.31	0.24
Net realized (loss) on investments(2)	(0.14)	(1.44)
Net change in unrealized appreciation (depreciation) on investments(2)	0.48	0.03
Provision for taxes on unrealized gain on investments(2)	—	0.01
Net increase (decrease) in net assets resulting from operations	0.65	(1.16)
Accretive effect of repurchase of common stock	—	0.01
Dilutive effect of share issuance	—	(0.18)
Accretive effect of tender offer	—	0.34
Distributions to stockholders from net investment income	(0.30)	(0.40)
Net asset value, end of period	$6.50	$6.25
Per share market value at end of period	$4.41	$2.48
Total return(3)(5)	29.40%	(54.51%)
Shares outstanding at end of period	30,109	30,109
Ratio/Supplemental Data:
Net assets at end of period	$195,830	$188,092
Ratio of total expenses to average net assets (4)(6)(7)	9.82%	10.35%
Ratio of net investment income to average net assets (6)(8)	6.46%	4.96%
Portfolio turnover	17.79%	14.63%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the nine months ended September 30, 2021 and 2020 the ratio components included 1.41% and 1.32% of net base management fee, 0.00% and (0.28%) of net incentive fee, 6.03% and 6.37% of borrowing costs, 2.41% and 2.71% of other operating expenses, and (0.03%) and 0.05% of the impact of all taxes, respectively.

(5)	Not annualized
(6)	Annualized, except for taxes and the related impact of incentive fees.
(7)	Ratio of total expenses before management fee waiver to average net assets was 10.44% and 10.96% for the nine months ended September 30, 2021 and 2020, respectively.
(8)	Ratio of net investment income before management fee waiver to average net assets was 5.85% and 4.35% for the nine months ended September 30, 2021 and 2020, respectively.

11. Stock Repurchase Program

Stock Repurchase Program

On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, the Company adopted a stock trading plan (the “Plan”) in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. On May 4, 2021, the Company’s board of directors authorized a new $10,000 stock repurchase program, which, unless extended by the board of directors, will expire on May 5, 2022 and may be modified or terminated at any time, for any reason, and without prior notice.

The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company retired all shares of common stock purchased in connection with the stock repurchase program and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Dollar amount repurchased (1)	$—	$—	$—	$2,161
Shares repurchased	—	—	—	341
Average price per share (including commission)	$—	$—	$—	$6.33
Weighted average discount to net asset value	—	—	—	16.99%

(1)

Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the nine months ended September 30, 2020 were under the Plan, which was terminated on March 10, 2020.

12. Subsequent Events

From October 1, 2021 through November 4, 2021, the Company made new investments totaling $11,911 at par and follow-on investments, including revolver and delayed draw fundings, totaling $1,131 at par with a combined weighted average yield of 6.5%.

On October 26, 2021, the Company received total proceeds of $21,611 from the repayment of its first lien senior secured term loan investment at par and sale of its common equity investment in Igloo Products Corp.

On November 2, 2021, the Company’s board of directors declared a dividend of $0.10 per share payable on December 31, 2021 to stockholders of record at the close of business on December 15, 2021.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

September 30, 2021

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2021
Control Investments
—51.68% of net asset value
Control Investments - Majority Owned
—51.68% of net asset value
First lien senior secured debt
—9.00% of net asset value
Southeast
—4.21% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3)(12) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2020	10,291	$1,018	$(750)	$—	$594	$—	$8,232
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (LIBOR + 10.3% PIK) (3)(12) due 12/31/2020	12,608	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (LIBOR + 12% PIK) (3)(12) due 12/31/2020	3,034	—	—	—	—	—	—
Subtotal Southeast		$1,018	$(750)	$—	$594	$—	$8,232

Southwest
—4.79% of net asset value
OEM Group, LLC - Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025	9,385	$885	$—	$—	$—	$592	$9,385
Subtotal Southwest		$885	$—	$—	$—	$592	$9,385

Subtotal first lien senior secured debt		$1,903	$(750)	$—	$594	$592	$17,617

Second lien debt
—5.40% of net asset value
Southeast
—5.40% of net asset value

OEM Group, LLC - Second Lien revolver 10.0% PIK due 9/30/2025 (10)	48,667	$—	$—	$—	$755	$—	$10,578
Subtotal Southeast		$—	$—	$—	$755	$—	$10,578

Subtotal second lien debt		$—	$—	$—	$755	$—	$10,578

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

September 30, 2021

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2021

Subtotal equity investments		$—	$—	$—	$—	$—	$—

Investments in funds
—37.28% of net asset value
Northeast
—37.28% of net asset value
First Eagle Logan JV, LLC (4) (7)		$—	$(171)	$—	$5,045	$4,869	$73,007
Subtotal investments in funds		$—	$(171)	$—	$5,045	$4,869	$73,007

Total Control Investments - Majority Owned		$1,903	$(921)	$—	$6,394	$5,461	$101,202

Total Control Investments		$1,903	$(921)	$—	$6,394	$5,461	$101,202

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, II LLC (4) (8)		$—	$—	$—	$—	$123	$1
Subtotal Northeast		$—	$—	$—	$—	$123	$1

Subtotal investments in funds		$—	$—	$—	$—	$123	$1

Total Affiliate Investments		$—	$—	$—	$—	$123	$1

Total Control and Affiliate Investments—— 51.68% of net asset value		$1,903	$(921)	$—	$6,394	$5,584	$101,203

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of September 30, 2021. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of September 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.08%, 0.11%, 0.13%, and 0.16%, respectively. As of December 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.14%, 0.19%, 0.24%, and 0.26%.

(3)	Loan was on non-accrual as of September 30, 2021.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

September 30, 2021

(dollar amounts in thousands)

(unaudited)

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

(10)	Restructured loan for which income is not being recognized as of September 30, 2021.
(11)	Includes reorganizations and restructuring of investments.
(12)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date of December 31, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2021, we, together with our credit-focused affiliates, collectively had $20.1 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2021, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.4 billion in aggregate commitments into 168 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through September 30, 2021, we, along with our managed funds and separately managed account, have received $1.9 billion of gross proceeds from the realization of investments. The Company alone has received $1.6 billion of gross proceeds from the realization of its investments during this same time period. As of September 30, 2021, our managed fund, First Eagle Greenway Fund II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $209.7 million, or 112.1% of the committed capital.

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

COVID-19 Developments

There is an ongoing COVID-19 pandemic, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the pandemic has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The pandemic has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2021, we had $402.0 million of portfolio investments (at fair value), which represents a $64.3 million, or 19.0% increase from the $337.7 million (at fair value) as of December 31, 2020. Our portfolio consisted of 68 investments, including Greenway II, as of September 30, 2021, compared to 51 portfolio investments, including Greenway II, as of December 31, 2020. As of September 30, 2021, we had $101.2 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $7.4 million, or 7.9%, increase from $93.8 million (at fair value) as of December 31, 2020 in three portfolio companies. The increase in controlled portfolio companies was largely the result of an increase in fair value of First Eagle Logan JV, LLC, or Logan JV. Our average controlling equity position at September 30, 2021 was approximately $28.7 million and $14.1 million at cost and fair value, respectively. Our investment in the Logan JV represented 18.2% and 20.2% of our portfolio investments at fair value as of September 30, 2021 and December 31, 2020, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$92.0	$73.0	$92.1	$68.1
Largest portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	23.3	22.2	23.3	21.6
Average portfolio company investment	6.6	5.9	7.5	6.4
Average portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	5.1	5.1	5.8	5.7
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway II	67.0	39.2	67.8	35.5

At September 30, 2021 and at December 31, 2020, based upon fair value, 93.2% and 96.8%, respectively, of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2021	December 31, 2020
First lien senior secured debt (1)(4)(5)	7.2%	7.4%
Second lien debt (1)(4)	2.3%	4.2%
Subordinated debt	11.0%	11.0%
Debt and income-producing investments (1)(2)(4)	6.9%	7.0%
Logan JV (3)	7.0%	7.6%
All investments including Logan JV (1)(3)(4)	6.9%	7.1%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of September 30, 2021 and December 31, 2020.
(2)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(3)

As of September 30, 2021 and December 31, 2020, the dividends declared and earned of $6.5 million and $7.1 million for the twelve months ended September 30, 2021 and December 31, 2020, respectively, represented a yield to us of 7.0% and 7.6%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(4)

Excluding restructured loans for which income is not being recognized as of September 30, 2021, the weighted average yield would be 7.3% on first lien senior secured debt, 11.7% on second lien debt, 7.5% on debt and income-producing investments and 7.4% on all investments including Logan JV. Excluding restructured loans for which income is not being recognized as of December 31, 2020, the weighted average would be 7.6% on first lien senior secured debt, 11.8% on second lien debt, 7.8% on debt and income-producing investments and 7.7% on all investments including Logan JV.

(5)	The broadly syndicated loans are included as first lien senior secured debt. As of September 30, 2021, the weighted average yield of only the broadly syndicated loans is 5.7%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2021, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of September 30, 2021. There can be no assurance that the weighted average yield will remain at its current level. As of September 30, 2021 and December 31, 2020, 1.8% and 1.5%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2021 and beyond. No assurance can be given that we will be successful in achieving this target.

As of September 30, 2021 and December 31, 2020, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $19.9 million and $18.5 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2021 and December 31, 2020, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.2 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of September 30, 2021, our portfolio of unsponsored debt investments included four investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Three are performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment has an Investment Score of 5. As of December 31, 2020, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC. One was performing at or above our expectations and had an Investment Score of 2. The other unsponsored investment had an Investment Score of 5.

As of September 30, 2021, we have closed portfolio investments with 102 different sponsors since inception. As of December 31, 2020, we had closed portfolio investments with 86 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of September 30, 2021			As of December 31, 2020
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$298.8	$288.2	87.6%	$257.8	$239.9	90.0%
Unsponsored Investments (1)	58.2	40.8	12.4%	46.4	26.7	10.0%
Total	$357.0	$329.0	100.0%	$304.2	$266.6	100.0%

(1)	Excludes Greenway II and the Logan JV.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2021 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$304.0	67.7%	$295.9	73.6%
Investment in Logan JV	92.0	20.5%	73.0	18.2%
Second lien debt	28.3	6.3%	16.6	4.1%
Equity investments	15.4	3.5%	7.2	1.8%
Subordinated debt	6.0	1.3%	6.0	1.5%
Investments in funds	3.3	0.7%	3.3	0.8%
Total investments	$449.0	100.0%	$402.0	100.0%

All investments are categorized as Level 3 in the fair value hierarchy, except for i) our equity investment in Wheels Up Experience Inc. which is categorized as Level 1 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of September 30, 2021, ii) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of September 30, 2021 and iii) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

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

The following is a summary of the industry classification in which we invest as of September 30, 2021 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds and Vehicles	$95.2	$76.2	19.00%	38.97%
Healthcare & Pharmaceuticals	63.1	63.8	15.89%	32.59%
Consumer Goods: Non-Durable	57.9	55.7	13.85%	28.44%
High Tech Industries	31.1	30.5	7.57%	15.55%
Capital Equipment	45.7	25.2	6.27%	12.87%
Services: Consumer	24.6	24.5	6.08%	12.49%
Services: Business	22.3	22.8	5.67%	11.65%
Retail	12.8	13.8	3.44%	7.06%
Banking	12.7	12.8	3.19%	6.54%
Finance	12.2	12.3	3.06%	6.29%
Energy: Oil & Gas	22.0	12.3	3.06%	6.27%
Insurance	9.3	9.4	2.34%	4.81%
Environmental Industries	7.3	7.3	1.81%	3.73%
Media: Broadcasting & Subscription	5.2	5.2	1.29%	2.66%
Containers, Packaging, & Glass	4.1	4.2	1.05%	2.15%
Automotive	3.9	4.0	0.99%	2.03%
Chemicals, Plastics, & Rubber	3.8	3.9	0.96%	1.97%
Construction & Building	3.4	3.4	0.86%	1.76%
Telecommunications	3.3	3.3	0.81%	1.67%
Hotel, Gaming, & Leisure	3.0	3.1	0.76%	1.57%
Transportation: Consumer	1.0	3.0	0.75%	1.55%
Sovereign & Public Finance	2.8	2.9	0.71%	1.46%
Transportation: Cargo	2.3	2.4	0.59%	1.21%
Total Investments	$449.0	$402.0	100.00%	205.29%

The following is a summary of the industry classification in which we invest as of December 31, 2020 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds and Vehicles	$92.1	$68.1	20.17%	36.78%
Healthcare & Pharmaceuticals	47.9	47.4	14.03%	25.58%
Consumer Goods: Non-Durable	49.8	44.0	13.03%	23.75%
High Tech Industries	28.3	28.2	8.36%	15.23%
Finance	29.4	28.2	8.35%	15.23%
Capital Equipment	44.9	23.5	6.97%	12.71%
Services: Business	22.1	22.6	6.69%	12.20%
Services: Consumer	22.0	21.7	6.42%	11.71%
Banking	12.0	11.9	3.52%	6.41%
Energy: Oil & Gas	21.8	11.3	3.36%	6.12%
Retail	8.8	8.8	2.60%	4.74%
Telecommunications	8.3	8.3	2.46%	4.48%
Chemicals, Plastics, & Rubber	3.3	3.3	0.97%	1.76%
Construction & Building	3.1	3.2	0.95%	1.73%
Transportation: Consumer	1.0	2.6	0.76%	1.39%
Insurance	2.5	2.5	0.75%	1.37%
Containers, Packaging, & Glass	2.0	2.1	0.61%	1.11%
Total Investments	$399.3	$337.7	100.00%	182.30%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2021 and 2020 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
New portfolio investments	$33.4	$10.9	$99.4	$28.5
Existing portfolio investments:
Follow-on investments (1)	4.2	0.3	8.9	0.6
Delayed draw and revolver investments (1)	4.1	0.5	8.4	21.2
Total existing portfolio investments	8.3	0.8	17.3	21.8
Total portfolio investment activity	$41.7	$11.7	$116.7	$50.3
Number of new portfolio investments	8	4	26	7
Number of follow-on investments	5	4	10	16
First lien senior secured debt	$41.6	$11.7	$116.6	$50.3
Equity investments	0.1	—	0.1	—
Total portfolio investments	$41.7	$11.7	$116.7	$50.3
Weighted average yield of new debt investments	7.5%	8.8%	7.2%	6.8%
Weighted average yield, including all new income-producing investments	7.5%	8.8%	7.2%	6.8%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three and nine months ended September 30, 2021, we had prepayments and sales of our investments, including any prepayment premiums, totaling $33.8 million and $67.1 million, respectively. For the three and nine months ended September 30, 2020, we had prepayments and sales of our investments, including any prepayment premiums, totaling $12.0 million and $54.5 million, respectively. Please refer to “Results of Operations— Net Realized Gains and Losses, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the nine months ended September 30, 2021

•	Repayment of a first lien senior secured term loan and revolving loan in Women’s Health USA, Inc., which resulted in proceeds of $8.6 million, including a prepayment premium;
•	Repayment of a first lien senior secured term loan in Whitney, Bradley & Brown, Inc., which resulted in proceeds of $7.5 million, including a prepayment premium;
•	Repayment of first lien senior secured term loans, a revolving loan, and delayed draw loans in PDFTron Systems Inc., which resulted in proceeds of $7.5 million, including a prepayment premium;
•	Repayment of a first lien senior secured term loan in ABC Legal Services, LLC, which resulted in proceeds of $6.7 million;
•	Repayment of a first lien senior secured term loan in Finxera Intermediate, LLC, which resulted in proceeds of $6.5 million;
•

Repayment of a first lien senior secured term loan and delayed draw loans in AppFire Technologies, LLC at par, which resulted in proceeds of $3.2 million, including a prepayment premium of $0.1 million;

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2021, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 10.7% (based on cash invested of $1.6 billion and total proceeds from these exited investments of $2.0 billion). 76.3% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of September 30, 2021 and December 31, 2020, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of September 30, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce commitments, extend the maturity date, and amend the pricing. As of September 30, 2021, the Logan JV Credit Facility had $225.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2020, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of September 30, 2021 and December 31, 2020, Logan JV had $146.5 million and $166.5 million of outstanding borrowings under the credit facility, respectively. At September 30, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of September 30, 2021 and December 31, 2020, Logan JV had total investments at fair value of $234.5 million and $221.4 million, respectively. As of September 30, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 99 and 92 different borrowers, respectively. As of September 30, 2021, there is one loan on non-accrual status with an amortized cost basis and fair value of $2.2 million and $0.7 million, respectively. As of December 31, 2020, there was one loan on non-accrual status with an amortized cost and fair value of $2.2 million and $1.0 million, respectively. As of

September 30, 2021 and December 31, 2020, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $3.7 million and $6.2 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	As of September 30, 2021	As of December 31, 2020
First lien secured debt, at par	$221,659	$233,614
Second lien debt, at par	4,282	7,111
Total debt investments, at par	$225,941	$240,725
Weighted average yield on first lien secured loans (1)	5.2%	5.6%
Weighted average yield on second lien loans (1)	8.5%	8.7%
Weighted average yield on all loans (1)	5.3%	5.7%
Number of borrowers in Logan JV	99	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,853	$24,596

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2021 and December 31, 2020, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and nine months ended September 30, 2021, our share of distributions declared related to our Logan JV equity interest was $1.7 million and $4.9 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and nine months ended September 30, 2020, our share of distributions declared related to our Logan JV equity interest was $1.6 million and $5.5 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, $1.8 million and $1.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $0.0 million and $0.1 million, respectively, of return of capital associated with distributions declared was included in prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. As of September 30, 2021, the distributions declared and earned of $6.5 million for the twelve months ended September 30, 2021, represented a dividend yield to the Company of 7.0% based upon average capital invested. As of December 31, 2020, distributions declared and earned of $7.1 million for the twelve months ended December 31, 2020, represented a dividend yield to the Company of 7.6% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,478	$1,466	$1,440
Total Australia						$1,466	$1,440

Canada
Avison Young Canada Inc.	Services: Business	6.15% (LIBOR +6%)	03/07/2019	01/31/2026	3,894	$3,844	$3,855
PNI Canada Acquireco Corp	High Tech Industries	4.58% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,592	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,953	1,994
Total Canada						$7,389	$7,445

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	958	$953	$896
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,895	2,888	2,757
Total Germany						$3,841	$3,653

Luxembourg
Connect Finco S.a.r.l.	Telecommunications	4.5% (LIBOR +3.5%)	09/23/2019	12/11/2026	1,410	$1,390	$1,413
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,167	2,029	2,230
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.15% (LIBOR +5%)	09/22/2020	05/29/2026	1,742	1,718	1,504
Total Luxembourg						$5,137	$5,147

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.2% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,888	$4,846
EG Group	Retail	4.15% (LIBOR +4%)	03/23/2018	02/07/2025	2,766	2,760	2,762
Total United Kingdom						$7,648	$7,608

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,376	$2,356	$2,375
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,840	3,832	3,590
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,900	1,896	1,786
Advisor Group Holdings Inc	FIRE: FINANCE	4.58% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,158	3,166	3,167
AG Parent Holdings LLC	High Tech Industries	5.08% (LIBOR +5%)	07/30/2019	07/31/2026	2,620	2,602	2,617
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,242	1,240	1,250
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.33% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,880	3,869	3,453
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.58% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,653
Allen Media, LLC (3)(11)	Media: Broadcasting & Subscription	5.5% (LIBOR +5.5%)	07/29/2021	02/10/2027	238	(2)	1
Allen Media, LLC (15)	Media: Broadcasting & Subscription	5.5% (LIBOR +5.5%)	07/29/2021	02/10/2027	262	259	262
Allen Media, LLC	Media: Broadcasting & Subscription	5.63% (LIBOR +5.5%)	07/29/2021	02/10/2027	2,955	2,937	2,959
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,756	1,722	1,769
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,188	3,079	3,086
AMCP Clean Acquisition Co LLC	Wholesale	4.25% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,341	2,334	1,978

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AMCP Clean Acquisition Co LLC	Wholesale	4.25% (LIBOR +4.25%)	07/10/2018	06/15/2025	566	565	479
American Achievement Corporation (4)(13)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	7% (LIBOR +6%)	03/29/2021	03/29/2027	1,000	980	1,003
Ani Pharmaceuticals Inc. (15)	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,960	2,013
Anne Arundel Dermatology Management, LLC (6)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,044	1,066
Anne Arundel Dermatology Management, LLC (5)	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	83	90
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,995	2,028
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	660	659	528
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,007	2,000	1,605
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,395	2,392	2,385
APFS Staffing Holdings Inc	Services: Consumer	4.83% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,955	1,929	1,954
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	2,000	1,990	2,005
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	864	852	876
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,700	3,660	3,666
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,873	2,861	2,854
California Cryobank LLC	Healthcare & Pharmaceuticals	4% (LIBOR +4%)	08/03/2018	08/06/2025	3,112	3,104	3,104
Canister International Group Inc	Forest Products & Paper	4.75% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,970	1,955	1,973
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,990	1,985	1,994
Clear Balance Holdings, LLC	FIRE: FINANCE	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,541	4,534	4,450
Cloudera, Inc. (15)	High Tech Industries	3.75% (LIBOR +3.75%)	08/10/2021	08/09/2028	3,000	2,970	3,001
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.75%)	03/19/2021	03/23/2028	1,995	1,977	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/21/2028	3,000	2,985	2,985
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,361	1,359	1,368
Drilling Info Inc.	High Tech Industries	4.33% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,364	4,352	4,310
Eisner Advisory Group LLC (13)	Banking, Finance, Insurance & Real Estate	5.25% (LIBOR +5.25%)	08/16/2021	08/13/2028	182	(2)	-
Eisner Advisory Group LLC (15)	Banking, Finance, Insurance & Real Estate	5.25% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,818	1,800	1,823
Eliassen Group, LLC	Services: Business	4.25% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,603	4,591	4,557
Empower Payments Acquisition	Services: Business	4.4% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,890	3,884	3,884
EyeSouth (7)(13)	Healthcare & Pharmaceuticals	4.5% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	-
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,700	1,696	1,702
Gastro Health Holdco, LLC (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	113	116
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	1,000	995	1,004
Gold Standard Baking, Inc. (16)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,622	2,227	666
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.75% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,281	4,274	4,264
Granite Holdings US Acquisition Co	Capital Equipment	4.15% (LIBOR +4%)	01/26/2021	09/30/2026	2,875	2,888	2,883
HDT Holdco, Inc. (15)	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,950	3,851	3,911
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,522	1,683
International Textile Group Inc	Consumer goods: Durable	5.14% (LIBOR +5%)	04/20/2018	05/01/2024	919	917	887
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,637	1,628	1,371
Lereta, LLC	FIRE: REAL ESTATE	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	2,000	1,980	2,005
Lifescan Global Corporation (15)	Healthcare & Pharmaceuticals	6.15% (LIBOR +6%)	06/19/2018	10/01/2024	2,796	2,765	2,776
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	1,995	1,986	1,990
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.42% (LIBOR +4.25%)	03/09/2018	03/17/2025	458	457	453

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,773	1,769	1,755
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,216	1,164	1,134
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,998	2,969	3,002
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.84% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,322	2,316	2,234
MRI Software LLC (9)(13)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	25	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,453	1,448	1,452
NAC Holding Corporation	FIRE: INSURANCE	6.75% (LIBOR +4.75%)	10/02/2020	09/28/2024	3,846	3,788	3,846
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	315	331
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,925	1,881	1,907
NextCare, Inc. (10)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	629	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,750	3,733	3,731
Northern Star Holdings Inc.	Utilities: Electric	5.5% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,101	4,091	4,091
Oak Point Partners, LLC	FIRE: FINANCE	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,850	2,838	2,836
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,923	1,918	1,902
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	550	548	550
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	813	808	813
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,882	1,873	1,882
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,344	4,335	3,751
Parts Town (13)	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	06/28/2021	10/15/2025	70	-	-
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,052	1,049	1,055
Patriot Rail Co LLC	Transportation: Cargo	4.65% (LIBOR +4.5%)	02/24/2021	10/19/2026	3,448	3,471	3,463
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.12% (LIBOR +5%)	10/04/2018	09/28/2025	2,910	2,893	2,864
PLH Group Inc	Energy: Oil & Gas	6% (LIBOR +6%)	08/01/2018	07/25/2023	3,450	3,418	3,428
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	05/14/2021	12/02/2025	1,995	1,958	1,995
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,960	1,948	1,969
Precisely	High Tech Industries	5% (LIBOR +4.25%)	06/24/2021	04/23/2028	2,000	1,990	2,000
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/10/2028	185	51	52
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,925	1,917	1,926
Pure Fishing Inc	Consumer goods: Non-Durable	4.5% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,170	1,141	1,152
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	986	976	971
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.58% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,982	1,974	1,968
Reedy Industries Inc. (12)	Services: Consumer	1% (LIBOR +4.5%)	08/24/2021	08/31/2028	379	(2)	1
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,621	1,613	1,626
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	2,000	1,986	1,974
RXB Holdings, Inc. (15)	Services: Business	4.5% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,995	1,990	2,013
Sentry Data Systems, Inc.	High Tech Industries	0.5% (LIBOR +6.75%)	09/29/2020	10/06/2025	318	(5)	-
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,500	1,493	1,502
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,202	3,142	3,195
Titan Sub LLC	Aerospace & Defense	5.08% (LIBOR +5%)	09/19/2019	09/21/2026	3,201	3,175	3,222
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,143	2,136	2,145
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.33% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,887	3,875	3,892
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,800	1,718	1,785
Yak Access LLC	Energy: Oil & Gas	5.12% (LIBOR +5%)	06/29/2018	07/11/2025	2,625	2,582	2,102
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,878	3,873	3,878

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (14)	Industry(17)	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	193	192	193
Total United States of America						$208,763	$204,985

Total Senior Secured First Lien Term Loans						$234,244	$230,278

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,971	$2,010
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,991	2,005
Gruden Acquisition Inc.	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	109	213
Total United States of America						$4,071	$4,228

Total Second Lien Term Loans						$4,071	$4,228

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	$204	$41

Total United States of America						$204	$41

Total Equity Investments						$204	$41

Total Investments						$238,519	$234,547

Cash equivalents
Dreyfus Government Cash Management Fund						15,686	15,686
Other cash accounts						492	492
Total Cash equivalents						$16,178	$16,178

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of September 30, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.08%, 0.11%, 0.13% and 0.16%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $235,000, which was unfunded as of September 30, 2021. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(4)	Represents a revolver commitment of $1,469,807, which was unfunded as of September 30, 2021. Issuer pays a 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)	Represents a revolver commitment of $451,128, of which 345,865 was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(6)

Represents a delayed draw commitment of $1,361,152, of which $291,776 was unfunded as of September 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of September 30, 2021

(dollar amounts in thousands)

(7)	Represents a delayed draw commitment of $295,455, which was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $333,333, of which $218,667 was unfunded as of September 30, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 2.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Represents a revolver commitment of $41,567, which was unfunded as of September 30, 2021. Issuer pays a 1.0% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(10)

Represents a delayed draw commitment of $629,658, of which $554,431 was unfunded as of September 30, 2021. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays a 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(11) (12) (13)

Represents a revolver commitment of $69,981, which was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.

Represents a revolver commitment of $379,052, which was unfunded as of September 30, 2021. Issuer pays a 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.

Unfunded amount will start to accrue interest when the position is funded. 90-day LIBOR as of September 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.

(14) (15) (16) (17)

All investments are pledged as collateral for loans payable unless otherwise noted.

Interest will start to accrue when the trade settles. 90-day LIBOR as of September 30, 2021 or LIBOR floor is shown to reflect possible projected interest rate.

Loan was on non-accrual as of September 30, 2021.

“FIRE” is defined as Finance, Insurance, and Real Estate.

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

Below is certain summarized financial information for Logan JV as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

Selected Balance Sheet Information

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $238,519 and $231,535, respectively)	$234,547	$221,418
Cash	16,178	32,187
Other assets	662	882
Total assets	$251,387	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$145,135	$165,830
Payable for investments purchased	11,404	-
Distribution payable	2,300	2,100
Other liabilities	1,290	1,391
Total liabilities	$160,129	$169,321
Members' capital	$91,258	$85,166
Total liabilities and members' capital	$251,387	$254,487

Selected Statement of Operations Information

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,452	$3,784	$10,604	$19,231
Fee income	74	16	90	104
Total revenues	3,526	3,800	10,694	19,335
Credit facility expenses (1)	$1,462	1,421	$4,409	$9,682
Other fees and expenses	103	298	292	331
Total expenses	1,565	1,719	4,701	10,013
Net investment income	1,961	2,081	5,993	9,322
Net realized gain (loss)	67	(660)	254	(4,040)
Net change in unrealized (depreciation) appreciation on investments	(327)	7,069	6,146	(1,950)
Net increase in members' capital from operations	$1,701	$8,490	$12,393	$3,332

(1)

As of September 30, 2021, Logan JV had $146,541 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under its credit facility with an effective interest rate of 2.46% per annum.

OEM Group LLC

In December 2020, OEM completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Term LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. We made an additional $1.0 million investment in the first lien loan to facilitate the completion of the sale and cover near-term costs associated with the transition of certain assets and settlement of certain liabilities. During the nine months ended September 30, 2021, we made an incremental $0.9 million investment in the first lien loan continue to cover near-term operating costs of OEM.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020. There was no cash consideration exchanged in connection with the transaction.

As of September 30, 2021 and December 31, 2020, we hold all outstanding debt and equity of OEM. The fair value of our investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.06 and 2.24 at September 30, 2021 and December 31, 2020, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021				December 31, 2020
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$62.0	13.9%	$62.3	15.5%	$21.9	5.5%	$22.2	6.7%
2(b)	302.3	67.3%	287.5	71.5%	299.6	75.0%	273.3	80.9%
3(c)	22.2	4.9%	19.9	5.0%	3.5	0.9%	3.2	0.9%
4(d)	5.1	1.1%	4.1	1.0%	16.2	4.1%	13.3	3.9%
5(e)	57.4	12.8%	28.2	7.0%	58.1	14.5%	25.7	7.6%
Total	$449.0	100.0%	$402.0	100.0%	$399.3	100.0%	$337.7	100.0%

(a)

As of September 30, 2021 and December 31, 2020, Investment Score “1”, based upon fair value, included $27.5 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of September 30, 2021 and December 31, 2020, Investment Score “2”, based upon fair value, included $21.4 million and $45.4 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of September 30, 2021 and December 31, 2020, Investment Score “3”, based upon fair value, included $14.3 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of September 30, 2021 and December 31, 2020, Investment Score “4”, based upon fair value, included $4.1 million and $13.3 million to companies in which we also hold equity securities.
(e)

As of September 30, 2021 and December 31, 2020, Investment Score “5”, based upon fair value, included $28.2 million and $25.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, we had loans on non-accrual status with an amortized cost basis of $15.8 million and fair value of $8.2 million. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and fair value of $7.4 million. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2021 and December 31, 2020. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

In certain instances, we may enter into an agreement to restructure a loan, where we determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, we do not recognize interest income on these balances. As of September 30, 2021, we have two loans with an amortized cost basis of $27.2 million and fair value of $14.6 million, which meet the above criteria. As of December 31, 2020, we have two loans with an amortized cost basis of $27.2 million and fair value of $13.8 million, which meet the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2021 and December 31, 2020.

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest income on debt securities
Cash interest	$5.6	$4.1	$15.5	$12.6
PIK interest	0.1	0.3	0.4	0.8
Prepayment premiums	0.2	—	0.5	—
Net accretion of discounts and other fees	0.4	0.2	1.1	0.5
Total interest on debt securities	6.3	4.6	17.5	13.9
Dividend income (1)	1.7	2.6	4.9	7.9
Fees related to non-controlled, affiliated investments	—	—	0.1	0.2
Other income	0.4	0.1	0.8	0.3
Total investment income	$8.4	$7.3	$23.3	$22.3

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc. and Logan JV.

The increase in investment income between the three month periods was primarily due to an increase in interest income due to the expansion of our investment portfolio, as well as higher prepayment premiums received and higher other income related to one-time fees. This increase was partially offset by a reduction in dividend income due to the sale of C&K Markets in December 2020.

The increase in investment income between the nine month periods was primarily due to an increase in interest income due to the expansion of our investment portfolio, as well as higher prepayment premiums received and higher other incomes related to one-time fees. This increase was partially offset by a reduction in dividend income due to the sale of C&K Markets in December 2020.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Accumulated PIK balance, beginning of period	$1.4	$2.8	$1.1	$3.6
PIK income capitalized/receivable	0.1	0.3	0.4	0.8
PIK received in cash from repayments	—	—	—	—
PIK reduced through restructurings/sales	—	(2.2)	—	(3.5)
Accumulated PIK balance, end of period	$1.5	$0.9	$1.5	$0.9

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2021 and 2020.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Expenses
Interest and fees on Borrowings (1)	$2.9	$2.8	$8.6	$9.2
Base management fees	1.0	0.9	2.9	2.8
Incentive fees	—	—	—	(0.4)
Other expenses	0.9	1.1	2.8	3.0
Administrator expenses	0.2	0.3	0.7	0.9
Total expenses	5.0	5.1	15.0	15.5
Management fee waiver	—	(0.9)	(0.9)	(0.9)
Total expenses, net of fee waiver	5.0	4.2	14.1	14.6
Income tax provision, excise and other taxes (2)	—	—	0.1	0.1
Total expenses after taxes	$5.0	$4.2	$14.2	$14.7

(1)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(2)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The increase in total expenses (net of fee waivers) between the three month periods was primarily due to our waiver of base management fees during the three months ended September 30, 2020. This increase was partially offset by lower administrator and other expenses. Interest and fees on borrowings increased slightly as a result of higher overall outstanding borrowing balances during the three months ended September 30, 2021, offset by a decrease in weighted average interest rate from 5.3% as of September 30, 2020 to 4.6% as of September 30, 2021.

The decrease in expenses between the nine month periods was primarily due to lower fees on our Revolving Facility and lower interest on our Notes during the nine months ended September 30, 2021, partially offset by an increase in incentive fees due to a prior period reversal.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $3.3 million, or $0.11 per common share based on a weighted average of 30,109,384 common shares outstanding for the for the three months ended September 30, 2021, as compared to $3.2 million, or $0.10 per common share based on a weighted average of 31,237,433 common shares outstanding for the three months ended September 30, 2020.

Net investment income was $9.2 million, or $0.31 per common share based on a weighted average of 30,109,384 common shares outstanding for the nine months ended September 30, 2021 as compared to $7.6 million, or $0.24 per common share based on a weighted average of 31,785,104 common shares outstanding for the nine months ended September 30, 2020.

The increase in net investment income between the three and nine month periods is primarily attributable to an increase in interest income earned on the debt securities in the portfolio and higher other income related to one-time fees. The increase was partially offset by reduced dividend income due to the sale of C&K Markets in December 2020, as well as a reduction in management fee waiver during the three month period ended September 30, 2021.

Net Realized Gains and Losses, net of income tax provision

We measure realized gains or losses on investments by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Alex Toys, LLC (1)	$—	$—	$(1.9)	$—
Allied Wireline Services, LLC (2)	—	—	—	(5.3)
Charming Charlie LLC (3)	(0.1)	—	(0.1)	(2.5)
Copperweld Bimetallics, LLC (4)	0.1	0.1	0.1	(0.1)
Holland Intermediate Acquisition Corp. (5)	—	(0.1)	—	(17.4)
New Host Holdings, LLC (6)	—	—	—	(2.0)
OEM Group, LLC (7)	—	(17.5)	—	(17.5)
Virtus Pharmaceuticals, LLC (8)	—	—	—	(0.9)
Other investments (9)	0.1	—	(1.6)	—
Loss on extinguishment of debt (10)	—	—	(0.5)	—
Net realized gains (losses)	$0.1	$(17.5)	$(4.0)	$(45.7)

(1)	On March 31, 2021, we wrote off our investment in Alex Toys, LLC. The realized loss of $1.9 million was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

In June 2020, we restructured our first lien senior secured term loan, common equity, and warrants in Allied Wireline Services, LLC into a Class A Note, Class B common equity and Class C common equity. This transaction resulted in a $5.3 million realized loss, which was fully offset by a $5.8 million reversal of unrealized depreciation.

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, we removed Charming Charlie from Investments, at fair value and reflected the expected liquidation proceeds as escrow and other receivables on the Consolidated Statements of Assets and Liabilities. Charming Charlie has ceased its operations and has been actively liquidating its assets. In 2020 and 2021, we recorded realized losses to reflect the collectability of the remaining receivable balance.

(4)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million with an additional $1.7 million in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, we collected $1.7 million in escrow proceeds in cash through September 2021 and realized additional gains and losses in 2020 and 2021 to reflect the collectability of the remaining balance. In September 2021, our remaining escrow proceeds were released, bringing the outstanding receivable balance to $0 as of September 30, 2021.

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

(6)

In April 2020, New Host Holdings, LLC was dissolved and we wrote off our common and preferred equity investments in New Host Holdings, LLC resulting in a $2.0 million realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(7)

On September 30, 2020, we restructured our first lien senior secured term loan and revolvers in OEM Group, LLC into a $7.5 million first lien senior secured term loan and a $44.1 million second lien term loan, at par. We did not recognize interest income on the restructured second lien term loan as of September 30, 2021 and 2020. This transaction resulted in a $17.5 million realized loss, which was fully offset by a reversal of unrealized depreciation.

(8)

On May 7, 2020, we agreed to contribute our preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC.  This transaction resulted in a $0.9 million realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

(9)

During the three and nine months ended September 30, 2021, we realized a net loss reflecting the collectability of the remaining escrow and other receivables balance, which was slightly offset by a realized gain on a distribution from Gryphon Partners 3.5, L.P.

(10)

In June 2021, we redeemed our 2022 Notes. In connection with the redemption, we realized a loss on the extinguishment of debt equal to the difference between the amount paid to redeem the 2022 Notes and the Notes’ carrying value, net of deferred financing costs.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross unrealized appreciation on investments	$2.4	$14.0	$15.7	$2.8
Gross unrealized depreciation on investments	(3.4)	(2.1)	(1.1)	(28.6)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(0.2)	17.5	—	27.0
Total	$(1.2)	$29.4	$14.6	$1.2

During the nine months ended September 30, 2021, our largest increase in value for the investments still held as of the reporting date was related to a market driven increase of Logan JV (an investment where we hold a non-controlling interest) and Matilda Jane Holdings, Inc. During the three months ended September 30, 2021, our largest reduction in value for the investments still held as of the reporting date was related to our equity investment in Wheels Up Experience Inc.

During the nine months ended September 30, 2020, our largest reductions in value for the investments still held as of the reporting date were related to smarTours, LLC and a market reduction of Logan JV, an investment where we hold a controlling interest. This was offset by a $27.0 million reversal of prior period unrealized depreciation into realized losses primarily related to our realization of Holland Intermediate Acquisition Corp. and our restructuring of OEM Group, LLC (see “Net Realized Gains and Losses on Investments” above). Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies have faced operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. Many of our portfolio companies are facing increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding. The disruptions caused by COVID-19 and the restrictions put in place have contributed to the value of our portfolio as of September 30, 2020. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would further decrease the value of our investments. During the three months ended September 30, 2020, our largest increase in value was related to our investment in the Logan JV resulting from reduced volatility and stabilization in the broadly syndicated market during the third quarter of 2020.

Benefit (Provision) for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2021 and 2020, we recognized a (provision) benefit for tax on unrealized gains on investments of $(0.5) million and $0.2 million for consolidated subsidiaries, respectively. As of September 30, 2021 and December 31, 2020, $1.8 million and $1.7 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in benefit for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $2.7 million, or $0.09 per common share based on a weighted average of 30,109,384 common shares for the three months ended September 30, 2021, as compared to $15.2 million, or $0.49 per common share based on a weighted average of 31,237,433 common shares for the three months ended September 30, 2020.

Net increase (decrease) in net assets resulting from operations totaled $19.7 million, or $0.65 per common share based on a weighted average of 30,109,384 common shares for the nine months ended September 30, 2021, as compared to $(36.8) million, or $(1.16) per common share based on a weighted average of 31,785,104 common shares for the nine months ended September 30, 2020, respectively.

The decrease in net assets from operations between the three periods is due primarily to significant unrealized gains (partially offset by realized losses) recognized in the three month period ended September 30, 2020. The increase in net assets from operations between the nine months periods is due primarily to significant unrealized losses recognized in the nine month period ended September 30, 2020.

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

We borrowed $171.0 million under our Revolving Facility for the nine months ended September 30, 2021 and repaid $128.2 million on our Revolving Facility from proceeds received from prepayments and sales, investment income and proceeds from our 2026 Notes. We borrowed $15.5 million under our Revolving Facility for the nine months ended September 30, 2020 and repaid $17.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities used cash of $(38.5) million and provided cash of $11.2 million for the nine months ended September 30, 2021 and 2020, respectively, primarily in connection with the purchases and sales of portfolio investments. For the nine months ended September 30, 2021, our financing activities included net borrowings of $(42.8) million on our Revolving Facility, used $9.0 million for distributions to stockholders, and $2.3 million for the payment of financing costs. Additionally, we borrowed $69.0 million as part of our issuance of our 2026 Notes and used a portion of the proceeds to redeem our outstanding 2022 Notes. For the nine months ended September 30, 2020, our financing activities included net borrowings of $1.5 million on our Revolving Facility, used $12.8 million for distributions to stockholders, $2.2 million to repurchase common stock and $0.4 million for the payment of financing costs. Additionally, our financing activities provided $30.0 million from the issuance of common stock and used $19.8 million to purchase common stock in the tender offer during the nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, we had cash of $9.6 million and $7.6 million, respectively. We had no cash equivalents as of September 30, 2021 and December 31, 2020.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Although we were able to issue debt securities and increase our Revolving Facility commitment during the nine months ended September 30, 2021, and the financial markets have recovered from 2020 levels, another disruption in the financial markets like that caused by the COVID-19 pandemic or any other negative economic development would restrict our access to financing in the future.

We may not be able to find new financing for future investments or liquidity needs and even if we are able to obtain such financing, it may not be on as favorable terms as we could have obtained prior to the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2021 and December 31, 2020 (in millions):

	As of
	September 30, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$150.0	$100.5	$66.2	3.50%	$100.0	$57.7	$71.7	3.50%
2022 Notes	-	-	38.0	-	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	51.6	6.13%
2026 Notes	69.0	69.0	32.1	5.00%	-	-	-	0.00%
Total	$270.6	$221.1	$187.9	4.58%	$211.6	$169.3	$183.3	5.45%

(1)

As of September 30, 2021, excludes deferred financing costs of $0.9 million for the 2023 Notes and $2.0 million for the 2026 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2021.
(3)

As of December 31, 2020, excludes deferred financing costs of $0.7 million for the 2022 Notes and $1.2 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)	Represents the weighted average interest rate as of September 30, 2021 and December 31, 2020.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. On March 26, 2019, we entered into Amendment No. 1 which amended our Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190.0 million, provide a $20.0 million letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million. On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced shareholder's equity and obligor's net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added a 50 basis point LIBOR floor. On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120.0 million to $100.0 million, (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.0%, (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%, and (iv) extended the maturity date from December 2022 to October 16, 2024 (with a one year term out period beginning in October 2023).

The Revolving Facility includes an accordion feature permitting us to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Revolving Amendment revised the cap from $300.0 million to $200.0 million.  On March 31, 2021, we entered into an Incremental Commitment Agreement which increased the size of the revolver commitment from $100.0 million to $125.0 million. On September 15, 2021, we entered into an Incremental Commitment and Assumption Agreement which further increased the size of the revolver commitment from $125.0 million to $150.0 million.

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 3.0% (with a 0.5% LIBOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.5% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR period that is one, two, three or six months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of September 30, 2021.

As of September 30, 2021, we had USD borrowings of $100.5 million outstanding under the Revolving Facility with a quarter-end interest rate of 3.50%.
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

As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2021 and December 31, 2020, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $0.9 million and $0.6 million were incurred in connection with the Revolving Facility during the three months ended September 30, 2021 and 2020, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $2.1 million and $2.3 million were incurred in connection with the Revolving Facility during the nine months ended September 30, 2021 and 2020, respectively.

Amortization of deferred financing costs of $0.1 million and $0.1 million, respectively, were incurred in connection with the Revolving Facility for the three months ended September 30, 2021 and 2020. Amortization of deferred financing costs of $0.4 million and $0.9 million, which included one-time accelerated amortization of $0.0 million and $0.5 million in connection with the reductions in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, we had $1.6 million and $1.8 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

The 1940 Act was modified by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of September 30, 2021 was 189%.

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

The Base Indenture, as supplemented by the First, Second, Third and Fourth Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2021, we were in compliance with the terms of the Base Indenture and the First, Second, Third and Fourth Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of September 30, 2021, the carrying amount and fair value of our 2023 Notes was $51.6 million and $51.9 million, respectively. As of September 30, 2021, the carrying amount and fair value of our 2026 Notes was $69.0 million and $72.5 million, respectively. As of December 31, 2020, the carrying amount and fair value of our 2023 Notes was $51.6 million and $52.4 million, respectively. As of December 31, 2020, the carrying amount and fair value of our 2022 Notes was $60.0 million and $60.6 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2023 and 2026 Notes, we incurred $4.4 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended September 30, 2021 and 2020, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, we amortized approximately $0.7 million and $0.6 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, we had $2.9 million and $1.9 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2021 and 2020, we incurred interest expense on the Notes of approximately $1.6 million and $1.8 million, respectively. For the nine months ended September 30, 2021 and 2020, we incurred interest expense on the Notes of approximately $5.5 million and $5.4 million, respectively.

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

As of September 30, 2021 and December 31, 2020, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2021	December 31, 2020

Unfunded delayed draw facilities
Advanced Web Technologies	$0.8	$0.8
AppFire Technologies, LLC	—	0.2
BCDI Rodeo Dental Buyer, LLC	0.7	0.7
CC Amulet Management, LLC	0.9	—
Cedar Services Group, LLC	1.4	—
ConvenientMD	1.7	—
Doxa Insurance Holdings, LLC	1.4	1.0
Groundworks Operations, LLC	3.2	0.9
HealthDrive Corporation	0.1	—
Integrated Pain Management Medical Group, Inc.	0.4	—
Multi Specialty Healthcare LLC	0.2	—
Newcleus, LLC	1.3	—
PDFTron Systems Inc.	0.2	0.6
Socius Insurance Services, Inc.	1.8	—
SuperHero Fire Protection, LLC	1.3	—
TMA Buyer, LLC	1.5	—
	16.9	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
A&A Global Imports, LLC	0.6	—
ABC Legal Services, LLC	—	0.7
Action Point, Inc	0.6	0.7
Advanced Web Technologies	0.3	0.3
AppFire Technologies, LLC	—	0.2
Aurotech, LLC	0.4	0.4
CC Amulet Management, LLC	0.5	—
Cedar Services Group, LLC	0.8	—
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	—	0.4
ConvenientMD	0.7	—
Doxa Insurance Holdings, LLC	0.3	0.3
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	0.9	1.5
Groundworks Operations, LLC	0.1	0.1
HealthDrive Corporation(2)	2.2	1.8
iLending LLC	0.7	—
Integrated Pain Management Medical Group, Inc.	0.4	—
IRC Opco LLC	0.8	—
Lash Opco LLC	0.4	0.3
Loadmaster Derrick & Equipment, Inc. (3)	0.2	3.3
MarkLogic Corporation	0.3	0.3
Marlin DTC-LS Midco 2, LLC	0.1	—
Matilda Jane Holdings, Inc.	1.0	1.0
Multi Specialty Healthcare LLC	0.7	0.7
Newcleus, LLC	0.4	—
NWN Parent Holdings LLC	0.6	—
PDFTron Systems Inc.	0.3	0.2
QuarterMaster Newco, LLC	0.4	0.4
Quorum Health Resources	0.7	—

smarTours, LLC	0.4	0.6
Socius Insurance Services, Inc.	0.5	—
SolutionReach, Inc.	0.9	0.2
SuperHero Fire Protection, LLC	0.3	—
The Mulch & Soil Company, LLC	0.6	—
TMA Buyer, LLC	0.4	—
Women's Health USA, Inc.	—	1.5
	19.4	16.8
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0
Total unfunded commitments	$37.3	$22.0

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, we had issued a standby letter of credit of $3.1 million which expired on January 19, 2021.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of September 30, 2021, the percentage of 2021 income estimated as qualified interest income for tax purposes was 89.6%.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Dollar amount repurchased (1)	$—	$—	$—	$2.2
Shares repurchased	—	—	—	0.3
Average price per share (including commission)	$—	$—	$—	$6.33
Weighted average discount to net asset value	—	—	—	16.99%

(1)

Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the nine months ended September 30, 2020 were under the Plan, which was terminated on March 10, 2020.

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

Recent Developments

From October 1, 2021 through November 4, 2021, we made new investments totaling $11.9 million at par and follow-on investments, including revolver and delayed draw fundings, totaling $1.1 million at par with a combined weighted average yield of 6.5%.

On October 26, 2021, we received total proceeds of $21.6 million from the repayment of our first lien senior secured term loan investment at par and sale of our common equity investment in Igloo Products Corp.

On November 2, 2021, our board of directors declared a dividend of $0.10 per share payable on December 31, 2021 to stockholders of record at the close of business on December 15, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, 93.2% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of September 30, 2021, the weighted average interest rate floor on our floating rate loans was 1.06%. Our Revolving Facility is also subject to floating interest rates subject to an interest rate floor of 0.50%.

Based on our September 30, 2021 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$6.1	$2.7	$3.4
Up 200 basis points	$3.2	$1.7	$1.5
Up 100 basis points	$0.4	$0.7	$(0.3)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. - Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 for more information on the incentive fee.

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

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the period covered by this quarterly report on form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on May 5, 2022 and may be modified or terminated at any time for any reason without prior notice. In connection with the authorization of the program, we provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program and plan to retire all shares of common stock that we purchase in the future in connection with the program. There were no share repurchases under any stock repurchase program during the three months ended September 30, 2021.

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

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: November 4, 2021	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: November 4, 2021	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Accounting Officer