Form 10-K
period 2021-12-31
First Eagle Alternative Capital BDC, Inc.
filed 2022-03-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $112.2 million based on the closing price on that date of $4.56 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 2, 2022, there were 29,991,913 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-K FOR THE YEAR ENDED December 31, 2021

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
•

the impact of pandemics or other serious public health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic on our operations, our portfolio companies’ business, or the global economy;

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

Risks Related to Our Business

•	We may suffer credit losses and the lack of liquidity in our investments may adversely affect our business.
•	Our financial condition and results of operations depend on our ability to manage future growth effectively.
•	We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates, which could adversely affect our profitability.
•	The highly competitive market in which we operate may limit our investment opportunities.
•	Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
•	Because we have substantial indebtedness, there could be increased risk in investing in our company.
•	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

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

•	The novel coronavirus COVID-19 could have an adverse impact on our financial condition and results of operations and other aspects of our business.
•	Inflation may adversely affect our business and operations and those of our portfolio companies.
•	Disruptions to the global supply chain may have an adverse impact on our portfolio companies.
•	Some of our portfolio companies may be adversely affected by the physical and financial risks created by climate change.

•	The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

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

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our,” the “Company,” and “First Eagle Alternative Capital BDC” refer to First Eagle Alternative Capital BDC, Inc.; “First Eagle Alternative Credit,” “FEAC,” the “Advisor” or the “Administrator” refers to First Eagle Alternative Credit, LLC; “First Eagle” refers to First Eagle Investments, LLC; “Greenway II” refers to First Eagle Greenway Fund II LLC and related investment vehicle; “Logan JV” refers to First Eagle Logan JV LLC. Some of the statements in this annual report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risk and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1.	Business

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. On January 31, 2020, First Eagle Alternative Credit, LLC, our investment adviser, and First Eagle Investments, LLC, formerly known as First Eagle Investment Management, LLC, completed its acquisition of the Advisor (the “Transaction”) and, in conjunction with the completion of the Transaction, the Advisor’s name was changed to First Eagle Alternative Credit, LLC. Our investment activities are managed by FEAC and supervised by our board of directors, a majority of whom are independent of FEAC and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “-Business Development Company Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2021, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $2.5 billion in aggregate commitments to 180 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2021, we, along with our managed funds and separately managed accounts, have received $2.0 billion of proceeds from the realization of investments. We alone have received $1.7 billion of proceeds from the realization of our investments. As of December 31, 2021, our managed funds, First Eagle Greenway Fund II, LLC and its separately managed account, collectively Greenway II, have received $220.9 million, or 118.1% of the committed capital.

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

Organizational Overview

The Company was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010 and on January 31, 2020 our Advisor was acquired by First Eagle. First Eagle is a subsidiary of First Eagle Holdings, Inc. (“FE Holdings”), a holding company incorporated in Delaware. A controlling interest in FE Holdings is owned by BCP CC Holdings L.P., a Delaware limited partnership (BCP CC Holdings”). BCP CC Holdings GP LLC, a Delaware limited liability company, is the general partner of BCP CC Holdings and has two managing members, Blackstone Capital Partners VI L.P. (“BCP VI”) and Corsair IV Financial Services Capital Partners L.P. (“Corsair IV”).  BCP VI and Corsair IV are indirectly controlled by The Blackstone Group Inc. (“Blackstone”) and Corsair Capital LLC (“Corsair”), respectively. Investment vehicles indirectly controlled by Blackstone and Corsair and certain co-investors own a majority economic interest in FE Holdings and First Eagle through BCP CC Holdings.

The Company has formed substantially owned subsidiaries which serve as tax blockers that hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. The Company also has formed a substantially owned subsidiary, First Eagle Alternative Capital Agent, Inc., which serves as the administrative agent on certain investment transactions.

The Company entered into a joint venture, First Eagle Logan JV, LLC (“Logan JV”), with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC in December 2014. Logan JV invests primarily in senior secured first lien term loans and has $137.5 million of capital commitments, of which the Company committed $110 million and Perspecta committed 27.5 million.

The Company is the managing member of Greenway II, an investment fund which, together with a related vehicle, has $187 million of capital committed by third party investors and a nominal amount committed by the Company, all of which has been paid in and invested.

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

First Eagle Alternative Credit was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. First Eagle Alternative Credit is an alternative credit investment manager for both direct lending and tradable credit investments through public and private vehicles, commingled funds including collateralized loan obligations, and separately managed accounts. First Eagle Alternative Credit and its credit-focused affiliates managed assets of $21.3 billion as of December 31, 2021 across its two primary investment strategies: Direct Lending and Tradable Credit.

FEAC benefits from a scaled and integrated business that draws on a diverse resource base and the credit and industry expertise of the entire platform. Fundamental credit analysis, rigorous and disciplined underwriting, well-structured investments and ongoing monitoring are the hallmarks of its credit culture.

FEAC’s Direct Lending strategy invests primarily in secured loans consisting of first lien senior secured facilities, including unitranche investments, and, to a lesser extent, second lien facilities. In certain instances, FEAC’s Direct Lending strategy also makes subordinated debt investments and equity investments such as warrants, preferred stock or other similar securities.

FEAC’s Tradable Credit strategy manages investments in secured bank loans, structured credit and high-yield securities through CLOs, separate accounts, sub-advisory and various fund formats, including private funds, certain CLOs and as subadvisor to First Eagle Credit Opportunities Fund (“FECOF”), a diversified, closed-end management investment company. The Advisor may serve as investment adviser to additional private funds, registered closed-end funds and CLOs in the future.

FEAC is headquartered in Boston, with additional origination teams in Chicago, Dallas, Los Angeles and New York, allowing it to be close to its portfolio companies as well as its origination and syndication sources. Over the years, FEAC has developed deep and diverse national relationships that it leverages to maximize investment opportunities across its strategies.

FEAC’s Direct Lending investment committee, which serves as our investment committee, is comprised of four fixed members: Christopher J. Flynn, James R. Fellows, Michelle Handy and Robert J. Hickey (the “Primary Investment Committee Members”). In addition to the Primary Investment Committee Members, the investment committee has five rotating industry leads that serve on the investment committee for deals within their designated industry, and one rotating industry lead that serves on the investment committee for deals within other industries.

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

First Eagle Investments, LLC

The Advisor is owned by First Eagle. First Eagle provides investment advisory services primarily to mutual funds, private investment funds and institutional accounts.  First Eagle managed and advised assets of $110 billion as of December 31, 2021 across the following investment strategies: Global Value, International Value, High Yield, Gold, U.S. Value, and Global Income Builder.  Through First Eagle and affiliates, we believe we achieve scale in Direct Lending, augmenting our competitiveness for originations as well as providing enhanced relationship network and sponsor relationships.

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

Market Determination

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

Meaningful availability of investable capital at private equity firms. Recent private equity data shows approximately $2.2 trillion of cash reserves that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies.1  Private equity funds will often prefer to support these transactions with debt securities, including first lien and second lien loans from sources such as us.

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

[1]	Source: Preqin Pro, Q4 2021

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

We will consider opportunities within all industries and do not have fixed guidelines for industry concentration. As of December 31, 2021, our portfolio investments spanned several industries and the largest industries, represented as a percentage of our investment portfolio at fair value, were as follows: (i) Healthcare & Pharmaceuticals at 15.55%; (ii) Consumer Goods: Non-Durable at 8.90%; (iii) High Tech Industries at 7.87%; (iv) Services: Consumer at 7.10%; and (v) Services: Business at 6.32%.

Competition

Our primary competitors to providing financing to middle market companies will include other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

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

Given our five-office footprint, we are closer to smaller, regional sponsors and have cultivated deep relationships with these private equity firms. In many cases, regional sponsors prefer to partner with local lenders. Once an investment opportunity is sourced by one of our fives offices, the opportunity is transitioned to a lead underwriter while the individual who originated the opportunity remains closely involved in a relationship management capacity. We cover four primary industry verticals: Business & Financial Services, Consumer, Healthcare, and Information Services & Media. Given our emphasis on four primary industry verticals, we have a strong preference for industry or sector-focused funds and/or sponsors who specialize in only several sectors as opposed to generalist private equity firms. Many middle market sponsors do not staff an internal capital markets resource (i.e., one who maintains a database and network of debt financing partners/arrangers); as such, a sponsor’s deal team leader without this resource is directly responsible for arranging debt financing as part of his/her deal process on a case-by-case basis. Middle market sponsors with this profile appreciate the value proposition of partnering with a trusted, local relationship and respected lender with deep domain expertise.

Significant institutional expertise and brand recognition among private equity sponsors gained from over a decade of investing in direct lending credit strategies. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over ten years of doing business in the middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

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

Each transaction is presented to the investment committee in a formal written report. Each potential sale or exit of an existing investment is also presented to the investment committee. Our investment committee currently consists of four fixed members: Christopher J. Flynn, James R. Fellows, Michelle Handy and Robert J. Hickey (the “Primary Investment Committee Members”). In addition to the Primary Investment Committee Members, the investment committee has five rotating industry leads that serve on the investment committee for deals within their designated industry, and one rotating industry lead that serves on the investment committee for deals within other industries. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the members of the committee is required.

Structuring

Our approach to structuring involves us choosing the most appropriate variety of securities for each particular investment, as well as negotiating the best and most favorable terms.

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

•

“Split Collateral” loans are credit facilities in which the lenders have a first lien on certain assets and a second lien on other assets. Customarily, one credit facility enjoys a first lien on fixed assets such as equipment and real estate and a second lien on cash and accounts receivable and another credit facility, customarily a working capital facility, has a first lien on cash and accounts receivable and a second lien in other assets. Agents on behalf of each credit facility customarily enter into an intercreditor agreement which sets forth each agent’s priority collateral and governs when among the two agents such agent may exercise certain rights and remedies.

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

Logan JV We have invested in Logan JV, which as of December 31, 2021 consisted of a portfolio of loans to 95 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in lower yielding broadly syndicated and directly originated debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility. This is generally the same collateral as our senior secured loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—First Eagle Logan JV, LLC” and the financial statements attached as an exhibit hereto.

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

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.11 and 2.24 at December 31, 2021 and December 31, 2020, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2021 and 2020 (in millions):

	December 31, 2021				December 31, 2020
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$31.1	7.0%	$30.3	7.7%	$21.9	5.5%	$22.2	6.7%
2(b)	330.8	74.0%	314.2	80.1%	299.6	75.0%	273.3	80.9%
3(c)	19.5	4.4%	17.6	4.5%	3.5	0.9%	3.2	0.9%
4(d)	5.1	1.1%	3.9	1.0%	16.2	4.1%	13.3	3.9%
5(e)	60.7	13.5%	26.1	6.7%	58.1	14.5%	25.7	7.6%
Total	$447.2	100.0%	$392.1	100.0%	$399.3	100.0%	$337.7	100.0%

(a)

As of December 31, 2021 and December 31, 2020, Investment Score “1”, based upon fair value, included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2021 and December 31, 2020, Investment Score “2”, based upon fair value, included $13.3 million and $45.4 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2021 and December 31, 2020, Investment Score “3”, based upon fair value, included $14.2 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(d)

As of December 31, 2021 and December 31, 2020, Investment Score “4”, based upon fair value, included $3.9 million and $13.3 million, respectively, of loans to companies in which we also hold equity securities.

(e)

As of December 31, 2021 and December 31, 2020, Investment Score “5”, based upon fair value, included $24.5 million and $25.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, we had loans on non-accrual status with an amortized cost basis of $19.7 million and a fair value of $9.1 million. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and fair value of $7.4 million. The increase in loans on non-accrual status is attributable to three additional loans from two issuers being placed on non-accrual status during the fourth quarter of 2021. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investment, including through restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2021 and 2020.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of December 31, 2021, the Company had restructured loans with an amortized cost basis of $27.2 million and fair value of $12.1 million, which met the above criteria. As of December 31, 2020, the Company had restructured loans with an amortized cost basis of $27.2 million and fair value of $13.8 million, which met the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2021 and 2020.

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

The Transaction resulted in a change of control of the Advisor and an assignment of the prior amended and restated investment management agreement between the Company and the Advisor ( “Prior Investment Management Agreement”) such that it terminated automatically by its terms. On January 28, 2020, our Board unanimously approved an interim investment management agreement (the “Interim Investment Management Agreement”) and a new investment management agreement (the “New Investment Management Agreement” between the Company and the Advisor, both including substantially the same terms as the Prior Investment Management Agreement. The New Investment Management Agreement received stockholder approval at a special shareholder meeting held on May 28, 2020.  Upon receipt of stockholder approval, the Interim Investment Management Agreement terminated immediately, and the New Investment Management Agreement went into effect.  The New Investment Management Agreement, the Interim Investment Management Agreement and the Prior Investment Management Agreement are collectively referred to as the Investment Management Agreement.

Under the terms of our Investment Management Agreement, FEAC:

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

FEAC’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Pursuant to our Investment Management Agreement, FEAC is entitled to a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee. The compensation paid under the Interim Investment Management Agreement was held in an interest-bearing escrow account until our stockholders approved the Investment Management Agreement with FEAC and the amount in the escrow account (including the interest earned) was paid to FEAC.

Management Fee

Effective June 14, 2019, our stockholders approved the Prior Investment Management Agreement, pursuant to which the base management fee is calculated at an annual rate of 1.0% of our gross assets payable quarterly in arrears on a calendar quarter basis, which is still the case under the Interim Investment Management Agreement and New Investment Management Agreement. Prior to June 14, 2019, the contractual base management fee was calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. Commencing April 1, 2019, the Advisor waived base management fees in excess of 1.0% per annum. For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

On March 3, 2020, the Company approved a proposal from the Advisor to irrevocably waive management and incentive fees for the Company for the period from July 1, 2020 through December 31, 2020. The Advisor subsequently agreed to extend the management and incentive fee waiver through March 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, FEAC earned base management fees of $4.0 million, $3.7 million and $6.0 million, net of management fees waived of $0.9 million, $1.8 and $0.5, respectively, from us.

Incentive Fee

The incentive fee consists of two components as described in detail below: incentive fee on ordinary income and incentive fee on capital gains. The two components are determined independent of each other.

We accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2019 . Such waived incentive fees, if any, shall not be subject to recoupment.

Incentive Fee on Ordinary Income

The incentive fee on ordinary income is calculated by reference to our aggregate pre-incentive fee net investment income (as described below), as adjusted as described below, from the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2019 (“Trailing Twelve Quarter Period”). Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations excluding reversals of the incentive fee solely to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Furthermore, pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash; provided, however, that the portion of the incentive fee attributable to deferred interest features shall be paid, together with interest thereon from the date of deferral to the date of payment at the prime rate published from time to time by the Wall Street Journal or, in the absence thereof, a bank chosen by the board of directors, only if and to the extent received in cash, and any accrual thereof shall be reversed if and to the extent such interest is reversed in connection with any write off or similar permanent impairment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued.

Pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income is determined on a quarterly basis and is equal to 2.0% (8.0% annualized) multiplied by the net asset value attributable to our common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “hurdle amount”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of our common stock, including issuances pursuant to our dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

The incentive fee based on pre-incentive net investment income for the relevant Trailing Twelve Quarter Period in each calendar quarter will be determined as follows:

•	The Advisor receives no incentive fee for any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle amount.
•

Subject to the Incentive Fee Cap (as defined below), the Advisor receives 100% of our pre-incentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the pre-incentive net investment income for such period, if any, that exceeds the hurdle amount but is less than 2.5% (10.0% annualized) (also referred to as the “catch-up” provision); and

•

17.5% (20.0% from January 1 through June 14, 2019) of our pre-incentive fee net investment income for the Trailing Twelve Quarter Period with respect to that portion of the pre-incentive fee net investment income for such quarter, if any, that exceeds 2.5% (10.0% annualized).

The amount of the incentive fee on pre-incentive net investment income that will be paid for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on pre-incentive net investment income that were paid in respect of the eleven calendar quarters (or if shorter, the appropriate number of preceding quarters that have occurred since January 1, 2019) included in the relevant Trailing Twelve Quarters Period but not in excess of the Incentive Fee Cap (as described below).

The foregoing incentive fee is subject to an Incentive Fee Cap (as defined below). The Incentive Fee Cap for any quarter is an amount equal to (a) 20.0% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarter Period, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarter Period.

“Cumulative Net Return” means (x) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarter Period minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarter Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we pay no incentive fee based on income to the Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an incentive fee based on pre-incentive fee net investment income to the Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on pre-incentive fee net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an incentive fee based on pre-incentive fee net investment income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

If, at any time during the fiscal year 2020, the aggregate incentive fees on a quarterly basis, as calculated based on the Investment Management Agreement is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula reflected in the original investment management agreement (as described below) prior to giving effect to the Investment Management Agreement, the Advisor will waive such excess.

For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, we incurred no incentive fee related to ordinary income.

The following is a graphical representation of the calculation of the Incentive Fee based on ordinary income:

Incentive Fee based on Ordinary Income

Percentage of Ordinary Income comprising the Incentive Fee based on Income

(expressed as a rate of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

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

In Quarter 2, the Quarter 2 Ordinary Income of $1.5 million does not exceed the Quarter 2 Hurdle Amount of $2.0 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $4.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $5.0 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $0.3 million ($1.4 million ((100% of $1.0 million) + (17.5% of 2.5 million)) minus $1.1 million paid in Quarter 1) is payable to our Advisor for Quarter 2.

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $9.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $6.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $7.5 million. However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $(0.3 million), calculated as follows:

(20.0% x ($9.5 million minus $4.0 million)) minus $1.4 million paid in Quarters 1 and 2. Because the Incentive Fee Cap is a negative value, there is no Incentive Fee based on income payable to our Advisor for Quarter 3.

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $13.0 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $8.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $10.0 million. The calculation of the Incentive Fee based on income would be $1.1 million ($2.5 million (100% of $2.0 million) + (17.5% of $3.0 million) minus $1.4 million paid in Quarters 1 and 2). However, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $1.0 million calculated as follows:

(20.0% x ($13.0 million minus $1.0 million)) minus $1.4 million. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on income of $1.1 million calculated prior to applying the Incentive Fee Cap, an Incentive Fee based on income of $1.0 million is payable to our Advisor for Quarter 4.

Incentive Fee on Net Investment Income Prior to January 1, 2018 Pursuant to the Original Investment Management Agreement

The incentive fee on net investment income is calculated, and payable, quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, will have a 2.0% (8.0% annualized) hurdle rate (also referred to as “minimum income level”). Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), and accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which our pre-incentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive fee net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

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

For the years ended December 31, 2021, 2020 and 2019, we would have incurred no incentive fees related to ordinary income under the old calculation.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year.  The calculation of the capital gains incentive fee has not been modified.  The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the relevant investment management agreement as of December 31, 2021 and December 31, 2020.

Payment of our expenses

All investment professionals and staff of FEAC, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by FEAC. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

We reimburse FEAC for a portion of the costs and expenses incurred by FEAC for office space rental, office equipment and utilities deemed allocable to the performance by FEAC of its duties under the Investment Management Agreement, as well as any costs and expenses incurred by FEAC relating to any non-investment advisory, administrative or operating services provided by FEAC to us or in the form of managerial assistance to portfolio companies that request it.

FEAC may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse FEAC for such amounts paid on our behalf.

Limitation of liability and indemnification

The Investment Management Agreement provides that FEAC and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the Investment Management Agreement. The investment management agreement also provides for indemnification by us of FEAC’s directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Duration and termination

The Investment Management Agreement was approved by our board of directors on January 28, 2020 and received stockholder approval at a special shareholder meeting held on May 28, 2020, as described further below under “Note 4—Related Party Transactions—Investment Management Agreement” of our Consolidated Financial Statements for the year ended December 31, 2021. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons.  The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See Item 1A “Risk Factors – Risks relating to our business.”  We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

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

Human Capital Resources

We do not currently have any employees and do not expect to have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Advisor. Our Advisor’s investment professionals focus on origination and transaction development and the ongoing monitoring of our investments. We reimburse the Advisor, in its capacity as our Administrator, for costs and expenses incurred by our Administrator for office space rental, office equipment and utilities allocable to our Administrator under the administration agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of certain of our officers and their respective staffs.

Material Conflicts of Interest

We entered into an investment management agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to certain CLOs as well as First Eagle Credit Opportunities Fund (NASD: FECRX), a closed-end interval fund. In addition, we expect our officers to serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Advisor and its affiliates. In addition, we note that any affiliated fund currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Advisor.

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

On September 19, 2018 and July 13, 2021, the SEC granted us the relief we sought in an exemptive application, and an amendment to such application, that expands our ability to co-invest in portfolio companies with certain other funds managed by the Advisor or its affiliates (“Affiliated Funds”) and, subject to certain conditions, proprietary accounts of the Advisor or its affiliates (“First Eagle Proprietary Accounts”) or  in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or First Eagle Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of First Eagle Alternative Capital BDC and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

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

Our internet address is www.firsteagle.com/FEACBDC. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at FEAC and with the other FEAC funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FEAC will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Because we have indebtedness, there could be increased risk in investing in our company.

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

As of December 31, 2021, there was $150.0 million of commitments under our revolving credit agreement, or Revolving Facility, of which $114.1 million was funded.

The Revolving Facility has a maturity date of October 16, 2023 and a termination date of October 16, 2024. The one year term out period is the one year period between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility includes an accordion feature permitting us to expand the commitments, if certain conditions are satisfied, provided, however, that the aggregate amount is capped at $200.0 million. ING serves as administrative agent, lead arranger and bookrunner under the Revolving Facility.

In May 2021 and November 2021, we closed public offerings of $69.0 million and $42.6 million, respectively, in aggregate principal amount of 5.00% notes due 2026 (“2026 Notes”). The 2026 Notes mature on May 25, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The 2026 Notes bear interest at a rate of 5.00% per year.

As a BDC, as defined in the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2021, there was $114.1 million of borrowings outstanding under the Revolving Facility and $111.6 million outstanding on the Notes at a weighted average interest rate of 4.19% per annum. As of December 31, 2021, our asset coverage ratio was over 150%.

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowings at December 31, 2021 of $225.7 million at a weighted average interest rate of 4.19%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(14.68)%	(9.82)%	(4.960)%	-0.11%	4.75%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders”, the “assumed return on portfolio” is multiplied by the total value of net assets attributable to First Eagle Alternative Capital BDC, Inc. at the beginning of the period ($185.2 million as of December 31, 2020) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($9.5 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the end of the period ($190.7 million) to determine the “corresponding return to common stockholders.”

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

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price. In addition, the transition to a successor rate could potentially cause (i) increased volatility or illiquidity in markets for instruments that currently rely on LIBOR, (ii) a reduction in the value of certain instruments held by the Company, or (iii) reduced effectiveness of related Company transactions, such as hedging. It remains uncertain how such changes would be implemented and the effects such changes would have on the Company, issuers of instruments in which the Company invests and financial markets generally.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made or received through restructuring direct equity investments or received warrants in connection with loans representing approximately 2.9% of the aggregate amortized cost basis of our portfolio as of December 31, 2021. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

As of December 31, 2021, all of our assets were pledged as collateral under the Revolving Facility. In the event we default under the Revolving Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Modified legislation allows us to incur additional leverage.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2021, we had $114.1 million outstanding under the Revolving Facility. The indebtedness under the Revolving Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic has and may in the future adversely impact our business, financial condition, results of operations, liquidity or prospects in a number of ways. Changes in interest rates, reduced liquidity or a continued supply chain disruption in U.S. and globally or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•

From an operational perspective, our Advisor’s employees, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, vaccine mandates, requests or orders for employees to work remotely, and other social distancing measures, in the U.S., which could result in an adverse impact on our ability to conduct our business;

•	While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;
•

If the impact of COVID-19 worsens, we may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, or lack of potential buyers with financial resources to pursue an acquisition, resulting in a reduced ability to realize value from such investments;

•

Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, supply chain disruptions, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations;

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

The full extent of COVID-19 pandemic is uncertain. Although vaccines have been developed and are being distributed throughout the U.S. and worldwide, the COVID-19 pandemic and its after-effects will continue to impact our operations, even after the vaccines have been widely distributed. Furthermore, the efficacy of such vaccines on newly and yet-to-be discovered strains of COVID-19 is uncertain.

In addition to the foregoing, the pandemic is exacerbating many of the other risks described herein.

Inflation may adversely affect our business and operations and those of our portfolio companies.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies profit margins.

Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Recent supply chain disruptions, including the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Some of our portfolio companies may be adversely affected by the physical and financial risks created by climate change.

Climate change creates physical and financial risk, which may adversely affect some of our portfolio companies. There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact our portfolio companies and, more generally, disrupt the operation of supply chains, increase production costs and impose capacity restraints globally. These events could also compound adverse economic conditions and impact consumer confidence and governmental budgets. As a result, the effects of climate change could have a long-term adverse impact on our portfolio companies and the results of our operations.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014. President Putin has initiated troop movements into the eastern portion of Ukraine and continues to threaten an all-out invasion of Ukraine. On
February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Fund invests), and therefore could adversely affect the performance of the Fund’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2021, our net asset value per share was $6.34. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 2, 2022 was $4.49. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convert into shares of our common stock.

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

As of December 31, 2021, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

				Premium/	Premium/
				Discount of High	Discount of Low
		Sales Price		Sales Price to	Sales Price to	Declared
	NAV(1)	High	Low	NAV(2)	NAV(2)	Distributions
Year Ended December 31, 2022
First Quarter (from January 1, 2022 to March 2, 2022)	*	$4.68	$4.33	*	*	$0.10
Year Ended December 31, 2021
First Quarter	$6.37	$4.04	$3.30	(37%)	(48%)	$0.10
Second Quarter	$6.52	$4.77	$4.02	(27%)	(38%)	$0.10
Third Quarter	$6.50	$4.74	$4.36	(27%)	(33%)	$0.10
Fourth Quarter	$6.34	$4.82	$4.38	(24%)	(31%)	$0.10
Year Ended December 31, 2020
First Quarter	$5.22	$6.85	$1.56	31%	(70%)	$0.21
Second Quarter	$5.54	$3.36	$2.11	(39%)	(62%)	$0.10
Third Quarter	$6.25	$3.63	$2.39	(42%)	(62%)	$0.10
Fourth Quarter	$6.15	$3.99	$2.39	(35%)	(61%)	$0.10

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

As of March 2, 2022, we had 8 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index Total Return and the NASDAQ Financial 100 Index for the period from April 21, 2010 (initial public offering) through December 31, 2021. The graph assumes that on April 21, 2010, $100 was invested in each of our common stock, the S&P BDC Index Total Return and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Sales of unregistered securities

There were no dividends reinvested during the years ended December 31, 2021, December 31, 2020, or December 31, 2019 under the dividend reinvestment plan.

Issuer purchases of equity securities

During the quarter ended December 31, 2021, we purchased 33,204 shares at a weighted average price per share of $4.58, inclusive of commissions. This represents a discount of approximately 29.80% to average net asset value per share for the quarter ended December 31, 2021. The following table presents information with respect to our purchases of our common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
October 1, 2021 through October 31, 2021	—	$—	—	$10,000,000
November 1, 2021 through November 30, 2021	—	$—	—	$10,000,000
December 1, 2021 through December 31, 2021	33,204	$4.58	33,204	$9,847,856
	33,204	$4.58	33,204

Fees and Expenses

The following table is intended to assist you in understanding the various costs and expenses of the Company and its consolidated subsidiaries that an investor in our common stock will bear directly or indirectly.

Stockholder Transaction Expenses
Sales Loan (as a percentage of offering price)	---%	(1)
Offering Expenses (as a percentage of offering price)	---%	(1)
Dividend Reinvestment Plan Fees	---%	(2)
Total Stockholder Transaction Expenses (as a percentage of offering price)	---%
Annual Expenses (as a Percentage of Net Assets Attributable to Common Shares)(3)
Base Management Fees	2.07%	(4)
Incentive Fees Payable Under the Investment Management Agreement (17.5% of ordinary income and capital gains)	0.00%	(5)
Interest Payments on Borrowed Funds (including Cost of Servicing Debt Securities and/or Preferred Stock)	5.72%	(6)
Other Expenses	2.46%	(7)
Acquired Fund Fees and Expenses	3.59%	(8)
Total Annual Expenses	13.84%	(9)

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

(2)	The expenses of the dividend reinvestment plan are included in “Other Expenses.”
(3)	The consolidated net assets attributable to common shares used to calculate the percentages in this table is our net assets of $190.7 million as of December 31, 2021.
(4)

Our base management fee under the Investment Management Agreement is based on our gross assets without deduction for any liabilities and is payable quarterly in arrears.  See “Item 1 – Business – Investment Management Agreement.”  The management fee referenced in the table above is based upon the actual amounts incurred during the twelve months ended December 31, 2021.  Further our Advisor agreed to waive management and incentive fees for the Company for the period from January 1, 2021 through March 31, 2021.  Such waivers are not included in this calculation.  See Note 4 “Related Party Transactions – Investment Management Agreement” of our Consolidated Financial Statements for the year ended December 31, 2021. We do not expect to have significant expense accruals at the end of each quarter and accordingly do not expect our other liabilities will have an impact on our base management fee rate in relation to net assets attributable to our common stock.

(5)

Assumes incentive fees that would have been earned by the Advisor, excluding the impact of realized and unrealized losses in the portfolio, remain consistent for the twelve months ended December 31, 2021, before giving effect to the waiver described below.  We did not accrue any incentive fees on ordinary income or capital gains during the twelve months ended December 31, 2021. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred, excluding the impact of realized and unrealized losses in the portfolio, during the twelve months ended December 31, 2021.  Further, our Advisor agreed to waive management and incentive fees for the Company for the period from January 1, 2021 through March 31, 2021. Such waivers are not included in this calculation.  For more detailed information about incentive fees payable to the Advisor under the terms of the Investment Management Agreement, please see Note 4 “Related Party Transactions – Investment Management Agreement” of our Consolidated Financial Statements for the year ended December 31, 2021.

(6)

We may borrow funds from time to time to make investments to the extent that the economic situation is conducive to doing so.  The costs associated with our borrowings are indirectly borne by our common stockholders.  Interest payments on borrowed funds represent interest expense and non-use commitment fees related to our $150.0 million revolving credit facility with ING Capital LLC, or the Revolving Facility, interest expense related to our 2026 Notes, and amortization of deferred financing costs.  Interest expense is calculated based upon $114.1 million outstanding on the Revolving Facility as of December 31, 2021 at an interest rate of 3.50% (contractual interest rate as of December 31, 2021) and $111.6 million outstanding on our 2026 Notes as of December 31, 2021 at a stated interest rate of 5%, net of amortized premium received on issuance.  Non-use commitment fees related to the Revolving Facility is based upon unused commitments calculated as the Revolving Facility commitment size of $150.0 million less $114.1 million outstanding on the Revolving Facility as of December 31, 2021. Amortization of deferred financing costs is based on actual amounts incurred during the three months ended December 31, 2021 for the 2026 Notes and Revolving Facility, annualized for a full year.

(7)

Other expenses include overhead expenses for the current fiscal year based on amounts incurred during the twelve months ended December 31, 2021, including payments under the administration agreement based on our allocable portion of the cost of certain of our officers and their respective staff incurred by the Administrator in performing its obligations under the administration agreement.  Other expenses also include income tax provision, excise and other taxes incurred during the twelve months ended December 31, 2021.  The Administrator performs services under the Administration Agreement at cost.  See “Business – Administration Agreement” in Part I, Item 1 of this Annual Report on Form 10-K.

(8)

Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”).  This amount includes the estimated annual fees and expenses of Gryphon Partners 3.5, L.P., Freeport Financial SBIC Fund LP and First Eagle Logan JV LLC, which are our only Acquired Funds as of December 31, 2021.  Such fees and expenses are netted against distributions received by the Company.  The Total Annual Expenses presented in this table do not correlate to the Ratio of Expenses to Average Net Assets provided in the Financial Highlights section of the notes to our Consolidated Financial Statements, which reflects our operating expenses and does not include Acquired Fund Fees and Expenses.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee)	$145	$396	$601	$965

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee)	$154	$416	$626	$987

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2021, 2020, and 2019.

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

The tax character of distributions declared and paid in 2021 represented $12.0 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2020 represented $15.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2019 represented $26.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2021 and 2020 were $0.2 million and $5.4 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2021, the percentage of 2021 income estimated as qualified interest income for tax purposes was 90.1%.

Senior Securities

Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last 10 fiscal years.  The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of December 31, 2021 is included within this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Facility
Fiscal 2021	$114,100	$1,833	$-	N/A
Fiscal 2020	$57,661	$2,083	$-	N/A
Fiscal 2019	$66,161	$2,275	$-	N/A
Fiscal 2018	$107,657	$2,332	$-	N/A
Fiscal 2017	$167,317	$2,230	$-	N/A
Fiscal 2016	$107,861	$2,314	$-	N/A
Fiscal 2015	$152,151	$2,219	$-	N/A
Fiscal 2014	$188,351	$2,286	$-	N/A
Fiscal 2013	$111,300	$3,217	$-	N/A
Fiscal 2012	$-	$-	$-	N/A
Term Loan Facility
Fiscal 2016	$75,000	$2,314	$-	N/A
Fiscal 2015	$106,500	$2,219	$-	N/A
Fiscal 2014	$106,500	$2,286	$-	N/A
Fiscal 2013	$93,000	$3,217	$-	N/A
Fiscal 2012	$50,000	$7,950	$-	N/A
2021 Notes
Fiscal 2017	$50,000	$2,230	$-	$1,021
Fiscal 2016	$50,000	$2,314	$-	$1,011
Fiscal 2015	$50,000	$2,219	$-	$1,015
Fiscal 2014	$50,000	$2,286	$-	$1,023
2022 Notes
Fiscal 2020	$60,000	$2,083	$-	$973
Fiscal 2019	$60,000	$2,275	$-	$1,014
Fiscal 2018	$60,000	$2,332	$-	$1,022
Fiscal 2017	$60,000	$2,230	$-	$1,036
Fiscal 2016	$60,000	$2,314	$-	$1,012
Fiscal 2015	$35,000	$2,219	$-	$997
2023 Notes
Fiscal 2020	$51,607	$2,083	$-	$972
Fiscal 2019	$51,607	$2,275	$-	$1,033
Fiscal 2018	$51,607	$2,332	$-	$1,005
2026 Notes
Fiscal 2021	$111,600	$1,833	$-	$1,034
Total Senior Securities
Fiscal 2021	$225,700	$1,833	$-	N/A
Fiscal 2020	$169,268	$2,083	$-	N/A
Fiscal 2019	$177,768	$2,275	$-	N/A
Fiscal 2018	$219,264	$2,332	$-	N/A
Fiscal 2017	$277,317	$2,230	$-	N/A
Fiscal 2016	$292,861	$2,314	$-	N/A
Fiscal 2015	$343,651	$2,219	$-	N/A
Fiscal 2014	$344,851	$2,286	$-	N/A
Fiscal 2013	$204,300	$3,217	$-	N/A
Fiscal 2012	$50,000	$7,950	$-	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

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
(4)

Not applicable, except for with respect to the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2026 Notes as other senior securities are not or were not registered for public trading on a stock exchange.  The average market price per unit for each of the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2026 Notes is based on the average daily closing prices as reported on the NYSE during the period presented and is expressed per $1,000 of indebtedness.

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

As of December 31, 2021, we, together with our credit-focused affiliates, collectively had $21.3 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

We are a direct lender to middle market companies and invest primarily in directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also make second lien, subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or other similar securities and direct equity investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans, and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche or subordinated tranche (or piece) of the unitranche loan. We may also provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2021, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.5 billion in aggregate commitments into 180 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2021, we, along with our managed funds and separately managed account, have received $2.0 billion of gross proceeds from the realization of investments. We alone have received $1.7 billion of gross proceeds from the realization of our investments during this same time period. As of December 31, 2021, our managed fund, First Eagle Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $220.9 million, or 118.1% of the committed capital.

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

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains and adversely impacting many industries. The pandemic has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

Although vaccines have been widely distributed in the U.S., certain U.S. states have reopened, and the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including the continued emergence of new variants of COVID-19 and uncertainty around acceptance of vaccines, among other factors, may continue to contribute to significant volatility in the markets. We have enhanced our portfolio monitoring practices to include a potential threat assessment of the impact of COVID-19 on our portfolio companies, and we are maintaining frequent contact with our borrowers, sponsors and co-lenders. We have continued to fund our existing debt commitments. We will continue to monitor the rapidly evolving situation in relation to COVID-19, and the resulting impacts on our portfolio companies’ operations.  Given the dynamic nature, coupled with the significant uncertainties of the situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows in the future.  However, to the extent our portfolio companies are adversely impacted by the effects of COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, it may have a material adverse impact on our performance, financial condition, results of operations and ability to pay distributions.

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2021, we had $392.1 million of portfolio investments (at fair value), which represents a $54.4 million, or 16.1% increase from the $337.7 million (at fair value) as of December 31, 2020. Our portfolio consisted of 76 investments, including Greenway II as of December 31, 2021, compared to 51 portfolio investments, including Greenway and Greenway II, as of December 31, 2020. The increase in fair value of our portfolio is largely attributed to portfolio expansion (as measured by total dollars invested) and an increase in the valuation of certain portfolio assets, including First Eagle Logan JV LLC (the “Logan JV”). As of December 31, 2021, we had $97.3 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $3.5 million, or 3.7% increase from $93.8 million (at fair value) as of December 31, 2020 in three portfolio companies. The increase in controlled portfolio companies was largely the result of an increase to the fair value of Logan JV. Our average controlling equity position at December 31, 2021 was approximately $28.9 million and $13.6 million at cost and fair value, respectively. Our average controlling equity position at December 31, 2020 was approximately $28.1 million and $12.8 million at cost and fair value, respectively. Our investment in Logan JV represented 18.6% and 20.2% of our portfolio investments as of December 31, 2021 and December 31, 2020, respectively. We are continuing to limit new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$91.9	$72.8	$92.1	$68.1
Largest portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	12.0	10.7	23.3	21.6
Average portfolio company investment	5.9	5.2	7.5	6.4
Average portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	4.4	4.4	5.8	5.7
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway II	68.9	36.9	67.8	35.5

As of December 31, 2021 and December 31, 2020, based upon fair value, 96.0% and 96.8%, respectively, of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2021	December 31, 2020
First lien senior secured debt (1)(4)(5)	6.8%	7.4%
Second lien debt (1)(4)	1.9%	4.2%
Subordinated debt	-	11.0%
Debt and income-producing investments (1)(2)(4)	6.4%	7.0%
Logan JV (3)	7.1%	7.6%
All investments including Logan JV (1)(3)(4)	6.5%	7.1%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of December 31, 2021 and December 31, 2020.
(2)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(3)

As of December 31, 2021 and December 31, 2020, the dividends declared and earned of $6.6 million and $7.1 million for the years ended December 31, 2021 and December 31, 2020, respectively, represented a yield to us of 7.1% and 7.6%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(4)

Excluding restructured loans for which income is not being recognized as of December 31, 2021, the weighted average yield would be 6.9% on first lien senior secured debt, 11.9% on second lien debt, 6.9% on debt and income-producing investments and 7.0% on all investments including Logan JV. Excluding restructured loans for which income is not being recognized as of December 31, 2020, the weighted average yield would be 7.6% on first lien senior secured debt, 11.8% on second lien debt, 7.8% on debt and income-producing investments and 7.7% on all investments including Logan JV.

(5)	The broadly syndicated loans are included as first lien senior secured debt. As of December 31, 2021, the weighted average yield of only the broadly syndicated loans is 6.2%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2021 and 2020, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of December 31, 2021. There can be no assurance that the weighted average yield will remain at its current level. As of December 31, 2021 and 2020, 0.8% and 1.5% of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2022 and beyond. No assurance can be given that we will be successful in achieving this target.

In evaluating our portfolio performance, among other factors, we consider portfolio companies’ adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and leverage as an investment metric. As of December 31, 2021 and 2020, portfolio investments, in which we have debt investments, had a median EBITDA of approximately $17.3 million and $18.5 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2021 and 2020, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.3 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in the companies not owned by a private equity sponsor, or unsponsored investments to decrease over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of December 31, 2021, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two are performing at or above our expectations and have an Investment Score of 2. The other unsponsored investment has an Investment Score of 5. As of December 31, 2020, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC. One was performing at or above our expectations and had an Investment Score of 2. The other unsponsored investment had an Investment Score of 5.

As of December 31, 2021, we have closed portfolio investments with 105 different sponsors since inception. As of December 31, 2020, we had closed portfolio investments with 86 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of December 31, 2021			As of December 31, 2020
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$308.4	$294.1	92.1%	$257.8	$239.9	90.0%
Unsponsored Investments (1)	46.9	25.2	7.9%	46.4	26.7	10.0%
Total	$355.3	$319.3	100.0%	$304.2	$266.6	100.0%

(1)	Excludes Greenway II and the Logan JV.

The following table summarizes the amortized cost and fair value of investments by type as of December 31, 2021 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$310.5	69.4%	$299.6	76.4%
Investment in Logan JV	91.9	20.5%	72.8	18.6%
Second lien debt	27.1	6.1%	12.9	3.3%
Investments in funds	4.9	1.1%	3.7	0.9%
Equity investments	12.8	2.9%	3.1	0.8%
Total investments	$447.2	100.0%	$392.1	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for i) our equity investment in Wheels Up Experience Inc. which is categorized as Level 1 in the fair value hierarchy and noted as such on the Consolidated

Schedule of Investments as of December 31, 2021, ii) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of December 31, 2021 and iii) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

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

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2021 and December 31, 2020 (in millions)

	Year Ended December 31, 2021
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2021	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
Loadmaster Derrick & Equipment, Inc. (3)
First lien senior secured term loan 11.3% (LIBOR + 10.3% PIK) due 12/31/2022	—	—	—	—	—
First lien senior secured term loan 13.0% PIK (LIBOR + 12.0% PIK) due 12/31/2022	—	—	—	—	—
First lien senior secured revolving term loan 11.3% (LIBOR+ 10.3%) due 12/31/2022	6.9	—	(1.1)	—	—
12,131 shares of common stock	—	—	—	—	—
2,956 shares of preferred stock	—	—	—	—	—
OEM Group, LLC (4)
Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025	9.4	0.8	—	—	—
Second lien revolver 10.0% PIK due 9/30/2025	8.2	—	(1.7)	—	—
20,000 shares of common stock	—	—	—	—	—
First Eagle Logan JV LLC (5)
80% economic interest	72.8	6.6	4.9	—	—
Total Control Investments	$97.3	$7.4	$2.1	$—	$—
Affiliate Investments
First Eagle Greenway II Fund LLC (6)
Investment in fund	—	0.1	—	—	—
Total Affiliate Investments	$—	$0.1	$—	$—	$—
Total Controlled and Affiliated Investments	$97.3	$7.5	$2.1	$—	$—

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2021. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest, fees, and dividends credited to income for the portion of the year an investment was included in the Control and Affiliate categories.
(3)

In December 2016, we exercised our warrants in connection with an acquisition of common stock from the sponsor and company management to take a controlling interest in Loadmaster Derrick Equipment, Inc.

(4)

In September 2020, we restructured our non-accruing first lien senior secured term loan and revolvers in OEM Group, LLC (“OEM”) into a $7.5 million first lien senior secured term loan and a $44.1 million second lien term loan, at par.  We are not recognizing interest income on the restructured second lien term loan as of December 31, 2021.

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

	Year Ended December 31, 2020
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2020	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
Shares of common stock	$—	$2.8	$1.9	$(4.8)	4.1
Shares of preferred stock	—	—	0.3	$0.7	(0.3)
Loadmaster Derrick & Equipment, Inc. (3)
First lien senior secured term loan 11.9% (LIBOR + 10.3% PIK) due 12/31/2020	—	—	(0.7)	—	—
First lien senior secured term loan 13.7% PIK (LIBOR + 12.0% PIK) due 12/31/2020	—	—	—	—	—
First lien senior secured revolving term loan 13.1% (LIBOR+ 10.3%) due 12/31/2020	7.4	0.3	(1.0)	—	—
12,131 shares of common stock	—	—	—	—	—
2,956 shares of preferred stock	—	—	—	—	—
OEM Group, LLC (4)
First lien senior secured term loan 12.0% (LIBOR+9.5%) cash due 2/15/2019	—	—	24.2	(18.3)	(18.3)
First lien senior secured revolving term loan 12.0% (LIBOR+ 9.5%) cash due 6/30/2017	—	—	2.6	0.2	0.2
Senior secured revolving term loan 12.0% (LIBOR+ 9.5%)	—	—	(0.7)	0.6	0.6
Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025	8.5	0.2	—	—	—
Second lien term loan 10.0% PIK due 9/30/2026	9.8	—	(12.4)	—	—
20,000 shares of common stock	—	—	—	—	—
First Eagle Logan JV LLC (5)
80% economic interest	68.1	7.1	(10.3)	—	—
Total Control Investments	$93.8	$10.4	$3.9	$(21.6)	$(13.7)
Affiliate Investments
First Eagle Greenway Fund LLC (6)
Investment in fund	—	—	—	—	—
First Eagle Greenway II Fund LLC (6)
Investment in fund	—	0.2	—	—	—
Total Affiliate Investments	$—	$0.2	$—	$—	$—
Total Controlled and Affiliated Investments	$93.8	$10.6	$3.9	$(21.6)	$(13.7)

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2020. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest, fees, and dividends credited to income for the portion of the year an investment was included in the Control and Affiliate categories
(3)

In December 2016, we exercised our warrants in connection with an acquisition of common stock from the sponsor and company management to take a controlling interest in Loadmaster Derrick Equipment, Inc.

(4)

On September 30, 2020, we restructured our non-accruing first lien senior secured term loan and revolvers in OEM Group, LLC (“OEM”) into a $7.5 million first lien senior secured term loan and a $44.1 million second lien term loan, at par.  We are not recognizing interest income on the restructured second lien term loan as of December 31, 2020.  This transaction resulted in a $17.5 million realized loss, which was fully offset by a reversal of unrealized depreciation.

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

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2021 and 2020 (in millions).

	Year ended December 31,
	2021	2020
New portfolio investments	$132.0	$51.0
Existing portfolio investments:
Follow-on investments (1)	20.2	4.8
Delayed draw and revolver investments (1)	16.9	24.9
Total existing portfolio investments	37.1	29.7
Total portfolio investment activity	$169.1	$80.7
Number of new portfolio investments	39	15
Number of follow-on investments	14	9
First lien senior secured debt	$169.1	$80.6
Equity investments	-	0.1
Total portfolio investments	$169.1	$80.7
Weighted average yield of new debt investments	7.2%	7.9%
Weighted average yield, including all new income-producing investments	7.2%	7.9%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the years ended December 31, 2021 and 2020, we recognized proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $125.4 million and $82.9 million, respectively. Please refer to “Results of Operations - Net Realized Gains and Losses, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the year ended December 31, 2021

•	Repayment of a first lien senior secured term loan in Igloo Products Corp., which resulted in proceeds of $21.6 million;
•	Repayment of a first lien senior secured term loan and revolving loan in Women’s Health USA, Inc., which resulted in proceeds of $8.6 million, including a prepayment premium;
•	Repayment of a first lien senior secured term loan and revolving loan in Communication Technology Intermediate, which resulted in proceeds of $8.6 million, including a prepayment premium;
•

Repayment of first lien senior secured term loans in Urology Management Associates, LLC, which resulted in proceeds of $8.1 million, and sale of common equity with proceeds of $2.0 million, resulting in a $1.2 million realized gain;

•	Repayment of a first lien senior secured term loan in Whitney, Bradley & Brown, Inc., which resulted in proceeds of $7.5 million, including a prepayment premium;
•	Repayment of first lien senior secured term loans, a revolving loan, and delayed draw loans in PDFTron Systems Inc., which resulted in proceeds of $7.5 million, including a prepayment premium;
•	Repayment of a first lien senior secured term loan in ABC Legal Services, LLC, which resulted in proceeds of $6.7 million;
•	Repayment of a first lien senior secured term loan in Finxera Intermediate, LLC, which resulted in proceeds of $6.5 million;

•	Repayment of first lien senior secured term loans and delayed draw loans in Alpine SG, LLC, which resulted in proceeds of $6.5 million;
•

Repayment of a subordinated promissory note in C&K Market, Inc., which resulted in proceeds of $6.0 million, and redemption of warrants in C&K Market, Inc., which resulted in proceeds of $0.1 million and a nominal realized gain;

•	Repayment of a first lien senior secured term loan A in Xcel Brands, Inc., which resulted in proceeds of $5.5 million;
•	Repayment of a first lien senior secured term loan and delayed draw loans in AppFire Technologies, LLC at par, which resulted in proceeds of $3.2 million, including a prepayment premium;
•	Repayment of a first lien senior secured term loan in Trace3, LLC, which resulted in proceeds of $3.0 million;
•	Repayment of a first lien senior secured term loan in Neiman Marcus Group LTD LLC, which resulted in proceeds of $3.0 million, including a prepayment premium; and
•	Sale of series A preferred equity in Sciens Building Solutions, LLC with proceeds of $2.3 million, resulting in a $2.1 million realized gain.

For the year ended December 31, 2020

•	Proceeds of $23.3 million from the sale of eight senior secured syndicated investments made in December 2019 resulting in a $0.1 million net realized gain;
•	Repayment of a first lien senior secured loan in It’s Just Lunch International at par, which resulted in proceeds of $5.5 million;
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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2021, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.0% (based on cash invested of $1.7 billion and total proceeds from these exited investments of $2.1 billion). 76.8% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of December 31, 2021 and December 31, 2020, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of December 31, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce commitments, extend the maturity date, and amend the pricing. As of December 31, 2021, the Logan JV Credit Facility had $225.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2020, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of December 31, 2021 and December 31, 2020, Logan JV had $147.0 million and $166.5 million of outstanding borrowings under the credit facility, respectively. At December 31, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of December 31, 2021 and December 31, 2020, Logan JV had total investments at fair value of $224.4 million and $221.4 million, respectively. As of December 31, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 95 and 92 different borrowers, respectively. As of December 31, 2021, there was one loan on non-accrual status with an amortized cost and fair value of $1.7 million and $0.1 million, respectively. As of December 31, 2020, there was one loan on non-accrual status with an amortized cost and fair value of $2.2 million and $1.1 million, respectively. As of December 31, 2021 and December 31, 2020, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2.5 million and $6.2 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2021 and 2020 (dollar amounts in thousands):

	As of December 31, 2021	As of December 31, 2020
First lien secured debt, at par	$231,727	$233,614
Second lien debt, at par	2,282	7,111
Total debt investments, at par	$234,009	$240,725
Weighted average yield on first lien secured loans (1)	5.5%	5.6%
Weighted average yield on second lien loans (1)	8.5%	8.7%
Weighted average yield on all loans (1)	5.5%	5.7%
Number of borrowers in Logan JV	95	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,801	$24,596

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2021 and December 31, 2020, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the years ended December 31, 2021, 2020 and 2019 our share of income from distributions declared related to our Logan JV equity interest was $6.6 million, $7.1 million and $9.8 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations and reduction of cost basis in the Consolidated Statements of Assets and Liabilities, as applicable. As of December 31, 2021 and December 31, 2020, $2.3 million and $1.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021 and December 31, 2020, $0.1 million and $0.1 million of return of capital associated with distributions declared was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities, respectively. Distributions declared and earned for the years ended December 31, 2021, 2020 and 2019 represented dividend yields to the Company of 7.1%, 7.6% and 10.5%, respectively, based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,474	$1,463	$1,432
Total Australia						$1,463	$1,432

Canada
Avison Young Canada Inc.	Services: Business	5.97% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,884	$3,836	$3,863
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,593	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,950	1,983
Total Canada						$7,379	$7,442

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	955	$952	$895
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,888	2,881	2,823
Total Germany						$3,833	$3,718

Luxembourg
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,184	2,058	2,251
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.22% (LIBOR +5%)	09/22/2020	05/29/2026	1,745	1,723	1,458
Total Luxembourg						$3,781	$3,709

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.16% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,896	$4,843
EG Group	Retail	4.22% (LIBOR +4%)	03/23/2018	02/07/2025	2,759	2,753	2,753
Total United Kingdom						$7,649	$7,596

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,830	$3,822	$3,777
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,895	1,892	1,782
Advisor Group Holdings Inc	Fire: Finance	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,150	3,158	3,163
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,613	2,596	2,610
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,238	1,237	1,249
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.39% (LIBOR +4.25%)	07/09/2018	7/12/2025	3,870	3,860	3,551
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,656
Allen Media, LLC	Media: Broadcasting & Subscription	5.72% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,445	3,423	3,448
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,508	1,480	1,504
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,148	3,052	3,018
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,335	2,329	1,951
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	565	564	472
American Achievement Corporation(3) (15)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	09/01/2027	988	969	980
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,961	2,009
Anne Arundel Dermatology Management, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,233	1,234

Logan JV Loan Portfolio as of December 31, 2021—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (5) (15)	Healthcare & Pharmaceuticals	8.75% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	(7)	-
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,997	1,995
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	682	680	545
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,046	2,039	1,637
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,500	1,449	1,476
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,995	1,985	1,996
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	862	851	868
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,992	2,964	2,947
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,675	3,638	3,634
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,865	2,855	2,809
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,965	1,951	1,974
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,985	1,980	1,987
Clear Balance Holdings, LLC	Fire: Finance	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,529	4,523	4,348
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	2,971	2,996
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,990	2,002	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	3,000	2,986	2,993
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,287	1,285	1,298
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,353	4,342	4,310
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.75%)	08/16/2021	07/28/2028	182	180	182
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,813	1,795	1,818
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,597	4,586	4,551
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,880	3,875	3,895
EyeSouth (6) (15)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	1
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,696	1,692	1,701
Gastro Health Holdco, LLC (7)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	268	272
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	998	993	1,005
Gold Standard Baking, Inc.(17)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,096	1,674	94
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	1,980	1,990
HDT Holdco, Inc.	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,900	3,806	3,866
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,539	1,676
International Textile Group Inc	Consumer goods: Durable	5.13% (LIBOR +5%)	04/20/2018	05/01/2024	913	911	848
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,605	1,597	1,202
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	998	993	1,000
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,995	1,976	1,997
Lids Holdings, Inc	Retail	5.55% (LIBOR +0%)	12/03/2021	12/03/2026	1,000	980	985
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.13% (LIBOR +6%)	06/19/2018	10/01/2024	2,735	2,707	2,680
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,987	2,974	2,987
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,191	1,143	1,096
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	2,963	2,987
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.85% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,316	2,310	2,234
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,474	1,470	1,473

Logan JV Loan Portfolio as of December 31, 2021—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Fire: Insurance	6% (LIBOR +5%)	10/02/2020	09/28/2024	3,836	3,783	3,836
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	316	324
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,920	1,879	1,899
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	629	115	117
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,740	3,725	3,721
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,091	4,081	4,101
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	11/30/2027	2,850	2,808	2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,918	1,913	1,904
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	172	171	171
Omni Logistics (9)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	203	9	9
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	1,620	1,604	1,608
Options Technology (10) (15)	Services: Business	4.8% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(4)	(4)
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,452	2,423	2,421
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	549	546	549
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	810	806	810
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,877	1,869	1,877
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,322	4,314	3,720
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	2,475	2,475
Patriot Rail Co LLC	Transportation: Cargo	4.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,439	3,463	3,456
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.18% (LIBOR +5%)	10/04/2018	09/28/2025	2,903	2,887	2,743
PLH Group Inc	Energy: Oil & Gas	6.15% (LIBOR +6%)	08/01/2018	07/25/2023	3,384	3,357	3,354
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	1,990	1,956	1,990
Portfolio Holding, Inc. (11)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	221	225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	625	613	625
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,955	1,944	1,961
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	1,995	1,986	1,995
Premier Dental Services, Inc. (12)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	77	78
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,167	1,140	1,135
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	983	974	970
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,977	1,969	1,968
Reedy Industries Inc. (13) (15)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	(1)	-
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,701	1,693	1,701
R-Pac International Corp (14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	373	67	67
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	3,000	2,940	2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,995	1,982	1,911
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,990	1,985	1,996
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,496	1,489	1,496
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,194	3,138	3,208
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,192	3,168	3,201
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,877	3,866	3,887
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,775	1,700	1,757
Yak Access LLC	Energy: Oil & Gas	5.18% (LIBOR +5%)	06/29/2018	07/11/2025	2,588	2,548	2,328
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,476	2,473	2,476

Logan JV Loan Portfolio as of December 31, 2021—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	122	123
Total United States of America						$202,359	$198,360

Total Senior Secured First Lien Term Loans						$226,464	$222,257

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,974	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	121	182
Total United States of America						$2,095	$2,192

Total Second Lien Term Loans						$2,095	$2,192

Total Investments						$228,559	$224,449

Cash equivalents
Dreyfus Government Cash Management Fund						14,985	14,985
Other cash accounts						735	735
Total Cash equivalents						$15,720	$15,720

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,470, which was unfunded as of December 31, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(4)

Represents a delayed draw commitment of $1,358, of which $104 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a revolver commitment of $451, which was unfunded as of December 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $295, which was unfunded as of December 31, 2021. Issuer pays 4.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)

Represents a delayed draw commitment of $333, of which $63 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate.

Issuer pays 4.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)

Represents a delayed draw commitment of $629, of which $512 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate.

Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $203, of which $193 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate.

Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $606, which was unfunded as of December 31, 2021. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $417, of which $197 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate.

Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of December 31, 2021—(Continued)

(dollar amounts in thousands)

(12)

Represents a delayed draw commitment of $185, of which $107 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate.

Issuer pays 4.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(13)	Represents a revolver commitment of $299, which was unfunded as of December 31, 2021. Issuer pays 4.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(14)	Represents a revolver commitment of $373, of which $299 was unfunded as of December 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(15)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(16)	All investments are pledged as collateral for loans payable unless otherwise noted.
(17)	Loan was on non-accrual as of December 31, 2021.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378
Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Total United States of America						$6,861	$6,707

Total Second Lien Term Loans						$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		1	$203	$32

Total United States of America						$203	$32

Total Equity Investments						$203	$32

Total Investments						$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund						31,632	31,632
Other cash accounts						555	555
Total Cash equivalents						$32,187	$32,187

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,363 of which $957 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $451, which was unfunded as of December 31, 2020. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $1,251, which $700 was unfunded as of December 31, 2020. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)

Represents a delayed draw commitment of $3,000, which $2,434 was unfunded as of December 31, 2020. Issuer pays a 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)

Represents a delayed draw commitment of $1,000, which $308 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Represents a delayed draw commitment of $42, which was unfunded as of December 31, 2020. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $630, which $554 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $318, which was unfunded as of December 31, 2020. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $495, which $300 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)	Unfunded amount will start to accrue interest when the position is funded. 90-Day LIBOR as of December 31, 2020 is shown to reflect possible projected interest rate.
(13)	All investments are pledged as collateral for loans payable unless otherwise noted.
(14)	Loan was on non-accrual as of December 31, 2020.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Selected Balance Sheet Information

	As of December 31, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $228,559 and $231,535, respectively)	$224,449	$221,418
Cash	15,720	32,187
Other assets	834	882
Total assets	$241,003	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs(1)	$145,782	$165,830
Distribution payable	2,900	2,100
Other liabilities	1,317	1,391
Total liabilities	$149,999	$169,321
Members' capital	$91,004	$85,166
Total liabilities and members' capital	$241,003	$254,487

Selected Statement of Operations Information

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$14,346	$17,887	$25,190
Fee income	172	175	118
Total revenues	14,518	18,062	25,308
Credit facility expenses (1)	5,851	8,179	12,644
Other fees and expenses	380	386	457
Total expenses	6,231	8,565	13,101
Net investment income	8,287	9,497	12,207
Net realized gain (loss)	44	(11,356)	(7,079)
Net change in unrealized (depreciation) appreciation on investments	6,007	(2,216)	(569)
Net increase in members' capital from operations	$14,338	$(4,075)	$4,559
(1)

As of December 31, 2021, Logan JV had $147,041 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under its credit facility with an effective interest rate of 2.46% per annum.  As of December 31, 2019, Logan JV had $236,141 of outstanding debt under the credit facility with an effective interest rate of 4.25% per annum

OEM Group LLC

In December 2020, OEM completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM. OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and other systems and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. We made an additional $1.0 million investment in the first lien loan to facilitate the completion of the sale and cover near-term costs associated with the transition of certain assets and settlement of certain liabilities. During the year ended December 31, 2021, we made an incremental $0.9 million investment in the first lien loan continue to cover near-term operating costs of OEM.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020. There was no cash consideration exchanged in connection with the transaction.

As of December 31, 2021 and December 31, 2020, we hold all outstanding debt and equity of OEM. The fair value of our investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.11 and 2.24 at December 31, 2021 and December 31, 2020, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2021 and 2020 (in millions):

	December 31, 2021				December 31, 2020
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$31.1	7.0%	$30.3	7.7%	$21.9	5.5%	$22.2	6.7%
2(b)	330.8	74.0%	314.2	80.1%	299.6	75.0%	273.3	80.9%
3(c)	19.5	4.4%	17.6	4.5%	3.5	0.9%	3.2	0.9%
4(d)	5.1	1.1%	3.9	1.0%	16.2	4.1%	13.3	3.9%
5(e)	60.7	13.5%	26.1	6.7%	58.1	14.5%	25.7	7.6%
Total	$447.2	100.0%	$392.1	100.0%	$399.3	100.0%	$337.7	100.0%

(a)

As of December 31, 2021 and December 31, 2020, Investment Score “1”, based upon fair value, included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2021 and December 31, 2020, Investment Score “2”, based upon fair value, included $13.3 million and $45.4 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2021 and December 31, 2020, Investment Score “3”, based upon fair value, included $14.2 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(d)

As of December 31, 2021 and December 31, 2020, Investment Score “4”, based upon fair value, included $3.9 million and $13.3 million, respectively, of loans to companies in which we also hold equity securities.

(e)

As of December 31, 2021 and December 31, 2020, Investment Score “5”, based upon fair value, included $24.5 million and $25.7, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, we had loans on non-accrual status with an amortized cost basis of $19.7 million and fair value of $9.1 million. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and fair value of $7.4 million. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2021 and 2020. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

In certain instances, we may enter into an agreement to restructure a loan where we determined the full balance of principal or interest may not be collectible at the date of origination.  As a result of this determination, we do not recognize interest income on these balances. As of December 31, 2021, we have two loans with an amortized cost basis of $27.2 million and fair value of $12.1 million, which meet the above criteria. As of December 31, 2020, we have two loans with an amortized cost basis of $27.2 million and fair value of $13.8 million, which meet the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of as of December 31, 2021 and 2020.

Results of Operations

Comparison of the years ended December 31, 2021, 2020 and 2019

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

The following shows the breakdown of investment income for the years ended December 31, 2021, 2020 and 2019 (in millions):

	For the years ended December 31,
	2021	2020	2019
Interest income on debt securities
Cash interest	$20.9	$17.2	$30.6
PIK interest	0.5	0.9	2.4
Prepayment premiums	0.5	0.1	0.4
Net accretion of discounts and other fees	1.6	0.9	1.2
Total interest on debt securities	23.5	19.1	34.6
Dividend income (1)	6.6	10.0	14.1
Interest income on other income-producing securities	—	—	0.3
Fees related to non-controlled, affiliated investments	0.1	0.2	0.6
Other income (2)	1.2	0.5	2.9
Total investment income	$31.4	$29.8	$52.5

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)	For the years ended December 31, 2021, 2020 and 2019, we recognized $0.0 million, $0.0 million and $1.5 million, respectively, of non-recurring fees from portfolio companies.

The increase in investment income from 2020 to 2021 was primarily due to an increase in interest income due to the expansion of our investment portfolio, as well as higher other income related to one-time fees. This increase was partially offset by a reduction in dividend income due to the sale of C&K Markets in December 2020.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Years ended December 31,
	2021	2020	2019
Accumulated PIK balance, beginning of period	$1.2	$3.6	$3.9
PIK income capitalized/receivable	0.5	1.1	2.5
PIK reduction due to sale	—	—	(2.3)
PIK received in cash from repayments	(0.4)	—	(0.5)
PIK reduced through restructurings/sales	—	(3.5)	—
Accumulated PIK balance, end of period	$1.3	$1.2	$3.6

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2021, 2020 and 2019.

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

The following shows the breakdown of expenses for the years ended December 31, 2021, 2020 and 2019 (in millions):

	For the years ended December 31,
	2021	2020	2019
Expenses
Interest and fees on Borrowings (1)	$11.6	$12.3	$14.1
Base management fees	4.0	3.7	6.0
Incentive fees	—	(0.4)	(0.1)
Other expenses	3.7	3.9	3.7
Administrator expenses	0.9	1.1	1.5
Total expenses	20.2	20.6	25.2
Management fee waiver	(0.9)	(1.8)	(0.5)
Total expenses, net of fee waiver	19.3	18.8	24.7
Income tax provision, excise and other taxes (2)	0.1	0.1	0.4
Total expenses after taxes	$19.4	$18.9	$25.1

(1)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(2)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like investments in portfolio companies organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The increase in expenses (net of fee waivers) from 2020 to 2021 was primarily due to a reduction in management fee waiver during the year ended December 31, 2021, and the reversal of incentive fees during the prior year. This increase was partially offset by lower interest and fees on our borrowings in 2021 primarily driven by one-time accelerated amortization expense incurred in the prior year and a reduction in borrowing costs in the current year, as well as lower administrator and other expenses during the year ended December 31, 2021.

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

Net Investment Income

Net investment income was $12.0 million, or $0.40 per common share based on a weighted average of 30,108,671 common shares outstanding for the year ended December 31, 2021, as compared to $10.8 million, or $0.35 per common share based on a weighted average of 31,341,857 common shares outstanding for the year ended December 31, 2020, and as compared to $27.4 million, or $0.87 per common share based on a weighted average of 31,312,987 common shares outstanding for the year ended December 31, 2019.

The increase in net investment income from 2020 to 2021 is primarily attributable to an increase in interest income earned on the debt securities in the portfolio due to expansion of the portfolio and higher other income related to one-time fees, as well as lower interest and fees on our borrowings. The increase was partially offset by reduced dividend income due to the sale of C&K Markets in December 2020, as well as a reduction in management fee waiver during the year ended December 31, 2021.

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

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2021, 2020 and 2019 (in millions):

	For the years ended December 31,
	2021	2020	2019
Aerogroup International Inc. (1)	$—	$0.1	$(2.4)
Alex Toys, LLC (2)	(1.8)	—	(1.4)
Allied Wireless Services, LLC (3)	—	(5.3)	—
Charming Charlie LLC (4)	(0.1)	(2.6)	(24.6)
Copperweld Bimetallics, LLC (5)	0.1	(0.1)	16.3
Constructive Media, LLC	—	0.1	0.2
C&K Market, Inc. (6)	0.4	3.8	—
Fairstone Financial Inc.	—	—	0.2
Gryphon Partners 3.5, L.P.	0.1	0.1	0.5
Holland Intermediate Acquisition Corp. (7)	(0.6)	(17.4)	—
LAI International, Inc. (8)	(1.0)	—	(23.0)
Martex Fiber Southern Corp. (9)	—	—	(5.5)
New Host Holdings, LLC (10)	—	(2.0)	—
OEM Group, LLC (11)	—	(17.5)	—
Sciens Building Solutions, LLC (12)	2.1	—	—
smarTours, LLC (13)	—	(2.4)	—
Specialty Brands Holdings, LLC	—	—	(0.1)
Tri Starr Management Services, Inc. (14)	(0.1)	—	0.4
Urology Management Associates, LLC (15)	1.2	—	—
Virtus Pharmaceuticals, LLC (16)	—	(0.9)	—
Other investments	—	(0.1)	(0.1)
Loss on extinguishment of debt (17)	(1.3)	—	—
Net realized losses	$(1.0)	$(44.2)	$(39.5)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $6.3 million reflected as escrow and other receivables. Subsequently, we collected the outstanding escrow proceeds in cash through June 2019, realizing additional losses to reflect amounts collected and associated expenses. In 2020, we reversed a portion of the realized losses recorded in 2019 to true up expected accrued expenses related to the bankruptcy proceedings.

(2)

On January 11, 2019, we sold our first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7.7 million. The realized loss of $1.5 million was offset by a corresponding change in unrealized appreciation in the same amount. On March 31, 2021, we wrote off our equity investment and recorded a realized loss of $1.9 million, which was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

In June 2020, we restructured our first lien senior secured term loan, common equity, and warrants in Allied Wireline Services, LLC into a Class A Note, Class B common equity and Class C common equity. This cashless restructuring resulted in a $5.3 million realized loss, which was fully offset by a $5.8 million reversal of unrealized depreciation.

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

(5)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million with an additional $2.1 million in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, we collected $1.7 million in escrow proceeds in cash through September 2021 with the final release of our escrow proceeds and realized additional gains and losses in 2020 and 2021 to reflect expected and final collectability of the remaining receivable.

(6)

On December 29, 2020, we sold our Series A preferred equity for $10.7 million and sold our common shares for a $5.8 million subordinated sellers note and $0.5 million in cash and warrants valued at $0. We recognized a realized gain of $3.8 million on the transaction. Subsequently, in the fourth quarter of 2021, we were repaid on our subordinated sellers note and our warrants were redeemed, resulting in a $0.1 million realized gain.

(7)

During the second quarter of 2020, we received proceeds of $2.6 million from the partial repayment of our first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1.3 million in expected proceeds were reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities at December 31, 2020, resulting in a realized loss of $17.4 million. This realized loss was largely offset by a corresponding reversal of unrealized depreciation. Subsequently, in 2021, we received cash of $0.5 million and recorded additional realized losses to reflect the expected collectability of the remaining receivable balance.

(8)

In May 2019, we received $16.8 million in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22.7 million was largely offset by a corresponding change in unrealized appreciation. In 2021, we recorded realized losses to reflect collectability of the remaining receivable balance.

(9)

On December 31, 2019, we sold our subordinated debt investment in Martex Fiber Southern Corp., resulting in a receivable of $4.3 million. The proceeds were subsequently received in January 2020. The realized loss of $5.5 million was partially offset by a corresponding change in unrealized appreciation.

(10)

In April 2020, New Host Holdings, LLC was dissolved and we wrote off our common and preferred equity investments resulting in a $2.0 million realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(11)

On September 30, 2020, we restructured our first lien senior secured term loan and revolvers in OEM Group, LLC into a $7.5 million first lien senior secured term loan and a $44.1 million second lien term loan, at par. This cashless restructuring resulted in a $17.5 million realized loss, which was fully offset by a reversal of unrealized depreciation. We are not recognizing interest income on the restructured second lien term loan as of December 31, 2021.

(12)	On December 15, 2021, we sold our Series A convertible preferred stock in Sciens Building Solutions, LLC resulting in total proceeds of $2.3 million and a $2.1 million realized gain.
(13)

On December 21, 2020 as part of a bankruptcy resolution relating to an investment we restructured our term loan which consisted of a par balance of $5.1 million and capitalized interest of $0.3 million into a first-out term loan of $2.2 million and a last-out term loan of $0.5 million. In connection with the bankruptcy, we reduced the value of our investments and recognized a $2.4 million loss as part of the cashless restructuring.

(14)

On February 5, 2019, we received an additional $0.4 million in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018. In 2021, the Company recorded realized losses to reflect collectability of the remaining receivable balance.

(15)

On December 30, 2021, we were repaid on our first lien senior secured term loan in Urology Management Associates, LLC, and we sold our common equity for total sales proceeds of $2.0 million, which resulted in a realized gain of $1.2 million during the year ended December 31, 2021.

(16)

On May 7, 2020, we agreed to contribute our preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC. This cashless restructuring resulted in a $0.9 million realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

(17)

In June 2021 and December 2021, we redeemed our 2022 Notes and 2023 Notes, respectively. In connection with the redemptions, we realized losses on the extinguishment of debt equal to the difference between the amounts paid to redeem the Notes and the Notes’ carrying value.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation (depreciation) of investments for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Years ended December 31,
	2021	2020	2019
Gross unrealized appreciation on investments	$10.2	$2.3	$3.6
Gross unrealized depreciation on investments	(5.2)	(31.0)	(35.2)
Reversal of prior period net unrealized depreciation upon a realization	1.5	25.2	19.5
Total	$6.5	$(3.5)	$(12.1)

During 2021, our largest increase in value for the investments still held as of the reporting date was related to a market driven increase of Logan JV (an investment where we hold a controlling interest) and Matilda Jane Holdings, Inc. This was partially offset by a reduction in value of our investment in Loadmaster Derrick & Equipment, Inc., OEM Group LLC, and Aurotech, LLC.

During 2020, the largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC, smarTours LLC, and a market driven reduction of Logan JV (an investment where we hold a controlling interest). This was partially offset by a net increase of approximately $23.1 million due to the reversal of prior period unrealized depreciation upon the realizations of OEM Group, LLC, Holland Intermediate Acquisition Corp., and Hostway Corporation and a reversal of unrealized appreciation to realized gains for C&K Market, Inc. (see “Net Realized Gains and Losses on Investments” above).

During 2019, the largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC, Holland Intermediate Acquisition Corp. and a market driven reduction of Logan JV (an investment where we hold a controlling interest). This was partially offset by a net increase of approximately $13.3 million due to the reversal of prior period unrealized depreciation upon the realizations of Charming Charlie, LLC and LAI International Inc and a reversal of unrealized appreciation to realized gains for Copperweld Bimetallics LLC (See “Net Realized Gains and Losses on Investments” above).

Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies have faced operational and financial hardships resulting from the spread of COVID-19 in 2020 and 2021 and related governmental measures, such as the closure of stores, restrictions on travel, vaccine mandates, quarantines or stay-at-home orders. Many of our portfolio companies are facing increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding. Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening, and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 and acceptance of vaccines and other factors may continue to contribute to significant volatility in the global markets, and the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments.

Benefit for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2021, 2020 and 2019, we recognized a benefit for tax on unrealized gains on investments of $0.2 million, $0.2 million and $0.3 million for consolidated subsidiaries, respectively. As of December 31, 2021 and December 31, 2020, $1.6 million and $1.7 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $17.7 million, or $0.59 per common share based on a weighted average of 30,108,671 common shares for the year ended December 31, 2021, as compared to $(36.7) million, or $(1.17) per common share based on a weighted average of 31,341,857 common shares for the year ended December 31, 2020, and as compared to $(24.6) million, or $(0.79) per common share based on a weighted average of 32,312,987 common shares for the year ended December 31, 2019.

The increase in net assets from operations from 2020 to 2021 is primarily due to higher interest income, significant unrealized gains recognized during the current year, and a significant reduction in realized losses during the year ended December 31, 2021. The decrease in net assets from operations from 2019 to 2020 is primarily due to lower interest income as a result of portfolio contraction, as well as an increase in realized losses in the portfolio, partially offset by lower interest and fees on borrowings, management and incentive fees.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that the significant disruption in business activity and the financial markets could impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Risks in the Current Environment – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business”.

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

In June 2021 and November 2021, we completed a public debt offering of $69.0 million and $42.6 million, respectively, in aggregate principal amount of 5.00% notes due 2026, including the exercise of the overallotment option, through a group of underwriters, resulting in net proceeds received of $67.3 million and $42.3 million, respectively. The proceeds received from the June issuance were primarily used to repay our 6.75% notes due 2022 and partially pay down our Revolving Facility, and the proceeds received from the November 2021 issuance were primarily used to repay our 6.125% notes due 2023.

We borrowed $260.6 million under our Revolving Facility for the year ended December 31, 2021 and repaid $204.2 million on our Revolving Facility from proceeds received from the 2026 Note issuance, prepayments and sales, and investment income. We borrowed $25.5 under our Revolving Facility for the year ended December 31, 2020 and repaid $34.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities (used) provided cash of $(32.4) million, $19.5 million and $83.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, primarily in connection with the purchase and sale of portfolio investments. For the year ended December 31, 2021, our financing activities included net borrowings of $56.4 million on our Revolving Facility, net proceeds of $0.4 million from the issuance of the 2026 Notes and redemption of 2022 and 2023 Notes, and used $12.0 million for distributions to stockholders, $0.2 million to repurchase common stock and $3.5 million for the payment of financing and offering costs. For the year ended December 31, 2020, our financing activities included net repayments of $8.5 million on our Revolving Facility and used $15.8 million for distributions to stockholders, $21.8 million to repurchase common stock, $30.0 million from the issuance of common stock, and $1.6 million for the payment of financing and offering costs. For the year ended December 31, 2019, our financing activities included net repayments of $42.0 million on our Revolving Facility and used $26.2 million for distributions to stockholders, $15.4 million to repurchase common stock and $0.5 million for payment of financing and offering costs.

As of December 31, 2021 and 2020, we had cash of $16.3 million and $7.6 million, respectively. We had no cash equivalents as of December 31, 2021 and 2020.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Although we were able to issue debt securities and increase our Revolving Facility commitment during the year ended December 31, 2021, and the financial markets have recovered from 2020 levels, another disruption in the financial markets like that caused by the COVID-19 pandemic or any other negative economic development would restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and even if we are able to obtain such financing, it may not be on as favorable terms as we could have obtained prior to the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.

Borrowings

The following shows a summary of our Borrowings as of December 31, 2021 and 2020 (in millions):

	As of
	December 31, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$150.0	$114.1	$69.8	3.50%	$100.0	$57.7	$71.7	3.50%
2022 Notes	-	-	28.5	-	60.0	60.0	60.0	6.75%
2023 Notes	-	-	50.5	-	51.6	51.6	51.6	6.13%
2026 Notes	111.6	111.6	45.5	4.90%	-	-	-	-
Total	$261.6	$225.7	$194.3	4.19%	$211.6	$169.3	$183.3	5.45%

(1)

As of December 31, 2021, borrowings outstanding excludes deferred financing costs of $3.2 million and includes an issuance premium of $0.4 million for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2021.
(3)

As of December 31, 2020, borrowing outstanding excludes deferred financing costs of $0.7 million for the 2022 Notes and $1.2 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)

Represents the weighted average interest rate as of December 31, 2021 and December 31, 2020. The weighted average interest rate as of December 31, 2021 incorporates the amortization of the $0.4 million premium received on the issuance of the 2026 Notes.

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

On March 26, 2019, we entered into Amendment No. 1 which amended our Revolving Facility to, among other things, (i) reduce the size of the commitments thereunder to $190.0 million; (ii) provide a $20.0 million letter of credit subfacility; and (iii) lower the testing levels of certain financial covenants.

On March 13, 2020, we entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million.

On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced shareholder's equity and obligor's net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, as well as added a 50 basis point LIBOR floor.

On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120.0 million to $100.0 million; (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.0%; (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%; and (iv) extended the maturity date from December 2022 to October 16, 2024 (with a one year term out period beginning in October 2023).

The Revolving Facility includes an accordion feature permitting us to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Third Amended and Restated Senior Secured Revolving Credit Agreement revised the cap from $300.0 million to $200.0 million.  On March 31, 2021, we entered into an Incremental Commitment Agreement which increased the size of the revolver commitment from $100.0 million to $125.0 million. On September 15, 2021, we entered into an Incremental Commitment and Assumption Agreement which further increased the size of the revolver commitment from $125.0 million to $150.0 million.

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 3.00% (with a 0.5% LIBOR floor). We elect the LIBOR rates on the loans outstanding on our Revolving Facility, which can have a LIBOR period that is one, two, three or six months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of December 31, 2021.

The non-use fee is 1.00% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility.

As of December 31, 2021, we had USD borrowings of $114.1 million outstanding under the Revolving Facility with a year-end interest rate of 3.50%.

The Revolving Facility, denominated in Canadian dollars, had an interest rate of CDOR plus 2.5% (with no CDOR floor). This Facility was repaid in 2019, and there were no Canadian borrowings outstanding on the Revolving Facility as of December 31, 2021.

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

As of December 31, 2021 and 2020, the carrying amount of our outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2021 and 2020, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.9 million, $2.9 million and $5.2 million were incurred in connection with the Revolving Facility during the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization of deferred financing costs of $0.5 million, $1.3 million (including one-time accelerated amortization of $0.8 million in connection with a reduction in the revolver commitment size) and $0.9 million (including one-time accelerated amortization of $0.4 million in connection with a reduction in the revolver commitment size), respectively, were incurred in connection with the Facilities for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, we had $1.5 million and $1.8 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

The 1940 Act was modified by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of December 31, 2021 was 184%.

Notes

2022 Notes

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022 (“2022 Notes”). The 2022 Notes bore interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and traded on the New York Stock Exchange under the trading symbol “FCRZ”. On June 21, 2021, we redeemed the 2022 Notes at par with proceeds from the issuance of the 2026 Notes (see below). As a result of this redemption, we recognized a loss on extinguishment of debt of $0.5 million during the year ended December 31, 2021 on the Consolidated Statements of Operations.

2023 Notes

On October 16, 2018, we completed a public offering of $51.6 million in aggregate principal amount of 6.125% notes due 2023 (“2023 Notes”), including the underwriters exercise of their option to purchase an additional $1.6 million to cover overallotments. The 2023 Notes bore interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and traded on the New York Stock Exchange under the trading symbol “FCRW”. On December 22, 2021, we redeemed the 2023 Notes at par with proceeds from the issuance of the 2026 Notes (see below). As a result of this redemption, we recognized a realized loss on extinguishment of debt of $0.8 million during the year ended December 31, 2021 on the Consolidated Statements of Operations.

2026 Notes

On June 2, 2021, we completed a public offering of $69.0 million in aggregate principal amount of 5.00% notes due 2026 (“2026 Notes”), including the underwriters exercise of their option to purchase an additional $9.0 million to cover overallotments. The 2026 Notes mature on May 25, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after May 25, 2023. The 2026 Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30, and December 30, of each year, beginning September 30, 2021 and trade on the New York Stock Exchange under the trading symbol “FCRX”. We used the net proceeds from the issuance of the 2026 Notes to redeem the 2022 Notes and partially repay the Revolving Credit Facility.

On November 17, 2021, we completed a public offering of an additional $42.6 million in aggregate principal amount of 2026 Notes, including the underwriters exercise of their option to purchase an additional $2.6 million to cover overallotments. The Notes were issued at a price of 101% of the aggregate principal amount of the 2026 Notes. The additional 2026 Notes are a further issuance of, fungible with, and rank equally in right of payment with and have the same terms (other than the issue date and public offering price) as the initial issuance of the 2026 Notes in June 2021. The Company used the net proceeds from the subsequent offering of the 2026 Notes to redeem the 2023 Notes.

The 2022 Notes, 2023 Notes, and 2026 Notes are collectively referred to as the Notes, except that the 2022 and 2023 Notes are not included with respect to dates subsequent to their redemption, and the 2026 Notes are not included with respect to dates prior to their issuance.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2021, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of December 31, 2021, the carrying amount and fair value of our Notes was $111.6 million and $114.1 million, respectively. As of December 31, 2020, the carrying value and fair value of our Notes was $111.6 million and $113.0 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, we incurred $2.6 million, $2.2 million, and $3.5 million of fees and expenses, respectively. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31, 2021, 2020 and 2019, we amortized approximately $1.1 million, $0.8 million and $0.8 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2021, we had $3.2 million of remaining deferred financing costs on the Notes, which was netted with the $0.4 million of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on our Consolidated Statements of Assets and Liabilities. As of December 31, 2020, we had $1.9 million of remaining deferred financing costs on the Notes, which was presented as a reduction to the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2021, 2020 and 2019, we incurred interest expense on the Notes of approximately $7.3 million, $7.2 million and $7.2 million, respectively.

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

As of December 31, 2021 and 2020, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2021	December 31, 2020

Unfunded delayed draw facilities
Advanced Web Technologies	$0.4	$0.8
Alcanza Clinical Research	0.3	—
Alpine X	0.9	—
AppFire Technologies, LLC	—	0.2
BCDI Rodeo Dental Buyer, LLC	0.2	0.7
CC Amulet Management, LLC	0.9	—
Cedar Services Group, LLC	0.1	—
ConvenientMD	1.7	—
Doxa Insurance Holdings, LLC	1.4	1.0
Endo1 Partners	0.5	—
Groundworks Operations, LLC	—	0.9
HealthDrive Corporation	0.1	—
Integrated Pain Management Medical Group, Inc.	0.4	—
Lighthouse Lab Services	0.6	—
MarkLogic Corporation	0.6	—
Multi Specialty Healthcare LLC	0.2	—
Newcleus, LLC	1.3	—
PDFTron Systems Inc.	0.2	0.6
Socius Insurance Services, Inc.	1.8	—
SuperHero Fire Protection, LLC	0.6	—
Technology Partners, LLC	1.0	—
TMA Buyer, LLC	1.5	—
Tricor Borrower, LLC	1.3	—
TriStrux, LLC	1.4	—
	17.4	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
A&A Global Imports, LLC	0.6	—
ABC Legal Services, LLC	—	0.7
Action Point, Inc	0.6	0.7
Advanced Web Technologies	0.3	0.3
Alcanza Clinical Research	0.1	—
Alpine SG, LLC	0.1	—
Alpine X	0.2	—
AppFire Technologies, LLC	—	0.2
Aurotech, LLC	0.4	0.4
Automated Control Concepts, Inc.	0.8	—
BCDI Rodeo Dental Buyer, LLC	1.1	—
CC Amulet Management, LLC	0.5	—
Cedar Services Group, LLC	0.8	—
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	—	0.4
ConvenientMD	0.7	—
Danforth Advisors	—	—
Doxa Insurance Holdings, LLC	0.3	0.3
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	0.9	1.5
Groundworks Operations, LLC	0.1	0.1

	As of
	December 31, 2021	December 31, 2020
HealthDrive Corporation(2)	2.2	1.8
iLending LLC	0.7	—
Integrated Pain Management Medical Group, Inc.	0.4	—
IRC Opco LLC	0.8	—
Lash Opco LLC	0.4	0.3
Lighthouse Lab Services	0.9	—
Loadmaster Derrick & Equipment, Inc. (3)	0.3	3.3
MarkLogic Corporation	0.3	0.3
Marlin DTC-LS Midco 2, LLC	0.1	—
Matilda Jane Holdings, Inc.	0.7	1.0
Multi Specialty Healthcare LLC	0.7	0.7
Newcleus, LLC	0.4	—
NWN Parent Holdings LLC	0.5	—
PDFTron Systems Inc.	0.3	0.2
QuarterMaster Newco, LLC	0.4	0.4
Quorum Health Resources	0.7	—
Sequoia Consulting Group, LLC	—	—
smarTours, LLC	0.4	0.6
Socius Insurance Services, Inc.	0.5	—
SolutionReach, Inc.	0.9	0.2
SuperHero Fire Protection, LLC	0.3	—
Technology Partners, LLC	0.7	—
The Mulch & Soil Company, LLC	0.5	—
TMA Buyer, LLC	0.4	—
Tricor Borrower, LLC	0.3	—
TriStrux, LLC	0.9	—
Women's Health USA, Inc.	—	1.5
	24.1	16.8
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0
Total unfunded commitments	$42.5	$22.0

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, we had issued a standby letter of credit of $3.1 million which expired on January 19, 2021.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2021, 2020 and 2019.

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

The tax character of distributions declared and paid in 2021 represented $12.0 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2020 represented $15.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2019 represented $26.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2021 and 2020 were $0.2 million and $5.4 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2021, the percentage of income estimated as qualified interest income for tax purposes was 90.1%.

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

The following table shows our contractual obligations as of December 31, 2021 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$114.1	—	$114.1	—	—
Notes Payable	$111.6	—	—	$111.6	—

(1)	Excludes $42.5 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2020 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$57.6	—	$57.6	—	—
Notes Payable	$111.6	—	$111.6		—

(1)	Excludes $22.0 million in commitments to extend credit to our portfolio companies.

Stock Repurchase Program and Tender Offer

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on May 5, 2022 and may be modified or terminated at any time for any reason without prior notice. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. Effective December 16, 2021, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which, unless extended, expires on March 8, 2022.  We retired all shares of common stock purchased in connection with the stock repurchase program and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2021, 2020 and 2019 (in millions):

	For the years ended December 31,
	2021	2020	2019
Dollar amount repurchased (1)(2)	$0.2	$2.2	$15.4
Shares repurchased	0.1	0.3	2.3
Average price per share (including commission)	$4.58	$6.33	$6.73
Weighted average discount to net asset value	29.80%	16.99%	22.37%

(1)

Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the year ended December 31, 2020 were under the Plan which terminated on March 10, 2020.

(2)	Effective December 16, 2021, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the year ended December 31, 2021 were under the Plan.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations. As of December 31, 2021, we had loans on non-accrual status with an amortized cost basis of $19.7 million and a fair value of $9.1 million. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and fair value of $7.4 million.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the recent dividends paid. For the years ended December 31, 2021, 2020 and 2019, we incurred U.S. federal excise tax and other tax expenses of $0.1 million, $0.1 million and $0.4 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax benefits for the years ended December 31, 2021, 2020 and 2019 :

	For the years ended December 31,
	2021	2020	2019
Benefit for taxes on unrealized gain on investments	0.2	0.2	0.3

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where we hold equity or equity-like investments through our corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2021 and 2020, $1.6 million and $1.7 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2021 and 2020, $2.3 million (net of $12.1 million allowance) and $2.2 million (net of $8.4 million allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Developments

From January 1, 2022 through March 3, 2022, we made follow-on investments, including revolver and delayed draw fundings, totaling $3.7 million at a combined weighted average yield based upon cost at time of investment of 6.5%.

On March 1, 2022, our Board declared a dividend of $0.10 per share payable on March 31, 2022 to stockholders of record at the close of business on March 15, 2022.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, 96.0% of the income-producing debt investments in our portfolio are floating rate loans, based upon fair market value.  We expect future debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of December 31, 2021, the weighted average interest rate floor on our floating rate loans was 1.02%. Our Revolving Facility is also subject to a floating interest rate, subject to an interest rate floor of 0.50%.

Based on our December 31, 2021, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$6.4	$3.1	$3.3
Up 200 basis points	$3.5	$2.0	$1.5
Up 100 basis points	$0.6	$0.8	$(0.2)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 4 “Related Party Transaction” to our consolidated financial statements for the year ended December 31, 2021 for more information on the incentive fee.

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

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of First Eagle Alternative Capital BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of investments in and advances to affiliates as of December 31, 2021 appearing under item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of First Eagle Alternative Capital BDC, Inc. and its subsidiaries as of December 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2012 through 2018 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of First Eagle Alternative Capital BDC, Inc. and its subsidiaries for each of the ten years in the period ended December 31, 2021 appearing on page 75 in Part II, Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian, portfolio company investees, and agent banks; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Investments – Level 3 Investments in First Lien Senior Secured Debt and Second Lien Debt

As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2021, 79.7% of the Company’s $392.1 million total investments represents investments in level 3 first lien senior secured debt and second lien debt. Management’s determination of the fair value of these level 3 investments involved the use of significant unobservable inputs related to (i) for debt investments using an income, or yield, approach: comparative yields, financial position, credit risk, royalty payment discount rate, minimum payment discount rate, and revenue growth rate; and (ii) for debt investments using a market approach, including those that are credit impaired, close to maturity, or where the Company holds a controlling interest: relevant comparable company multiples applied to revenues or EBITDA, and adjustments to comparable company multiples for differences between investments and the referenced comparables.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in first lien senior secured debt and second lien debt is a critical audit matter are (i) the significant judgment by management to determine the fair value of these level 3 investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the significant unobservable inputs related to comparative yields, royalty payment discount rate, revenue growth rate, EBITDA multiples, revenue multiples, and adjustments to comparable company multiples for differences between investments and the referenced comparables used in the valuation of these level 3 debt investments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, either (i) testing management’s process for determining the fair value estimate, which included (a) testing the completeness and accuracy of data provided by management, (b) evaluating the appropriateness of management’s approaches, and (c) evaluating the reasonableness of significant unobservable inputs used in the approaches related to comparative yields, royalty payment discount rate, revenue growth rate, EBITDA multiples, revenue multiples, and adjustments to comparable company multiples for differences between investments and the referenced comparables by considering the consistency of the unobservable inputs with external market and industry data and evidence obtained in other areas of the audit, or (ii) developing an independent range of prices for a sample of securities and comparing the independent range of prices to management’s estimate, which included testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in developing the independent range of prices for a sample of securities, which involved developing independent significant unobservable inputs related to comparative yields, royalty payment discount rate, EBITDA multiples, revenue multiples, and adjustments to comparable company multiples and comparing management’s estimate to the independently developed range of prices.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2022

We have served as the Company's auditor since 2010.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $297,497 and $250,928, respectively)	$294,807	$243,855
Controlled investments (cost of $149,664 and $148,373, respectively)	97,272	93,826
Non-controlled, affiliated investments (cost of $1 and $1, respectively)	—	1
Cash	16,276	7,615
Escrows and other receivables	1,566	3,508
Interest, dividends, and fees receivable	3,265	2,659
Deferred tax assets	2,261	2,222
Deferred financing costs	1,496	1,757
Prepaid expenses and other assets	769	725
Deferred offering costs	—	180
Due from affiliate	49	85
Total assets	$417,761	$356,433
Liabilities:
Loans payable	$114,100	$57,661
Notes payable ($111,600 and $111,607 face amounts, respectively, reported net of deferred financing costs of $2,807 and $1,932, respectively)	108,793	109,675
Accrued expenses and other liabilities	1,033	1,696
Deferred tax liability	1,556	1,673
Base management fees payable	1,063	—
Accrued incentive fees	—	156
Due to affiliate	116	228
Accrued interest and fees	276	149
Accrued administrator expenses	118	—
Total liabilities	227,055	171,238
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,076 and 30,109 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	30	30
Paid-in capital in excess of par	418,227	418,379
Accumulated deficit	(227,551)	(233,214)
Total net assets	$190,706	$185,195
Total liabilities and net assets	$417,761	$356,433
Net asset value per share	$6.34	$6.15

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended December 31,
	2021	2020	2019
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$22,293	$18,090	$28,609
PIK interest income	456	1,071	848
Other income	1,151	347	2,708
From non-controlled, affiliated investments:
Cash interest income	—	—	57
Other income	145	217	572
From controlled investments:
Cash interest income	796	(81)	3,921
PIK interest income	—	—	1,553
Dividend income	6,563	9,972	14,079
Other income	—	150	147
Total investment income	31,404	29,766	52,494
Expenses:
Interest and fees on borrowings	10,240	10,159	12,412
Base management fees	3,953	3,719	6,043
Incentive fees	—	(411)	(109)
Administrator expenses	901	1,139	1,498
Other general and administrative expenses	1,460	1,643	1,422
Amortization of deferred financing costs	1,399	2,116	1,716
Professional fees	1,505	1,560	1,552
Directors' fees	681	718	702
Total expenses	20,139	20,643	25,236
Management fee waiver	(879)	(1,819)	(525)
Total expenses, net of fee waivers	19,260	18,824	24,711
Income tax provision, excise and other taxes	148	97	418
Net investment income	11,996	10,845	27,365
Realized Gain (Loss) and Change in Unrealized Appreciation/ (Depreciation)
Net realized gain (loss):
Non-controlled, non-affiliated investments	291	(27,949)	(31,608)
Non-controlled, affiliated investments	(83)	(2,534)	(24,652)
Controlled investments	142	(13,692)	16,714
Foreign currency transactions	—	—	(189)
Extinguishment of debt	(1,332)	—	—
Net realized (loss)	(982)	(44,175)	(39,735)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	4,383	14,182	(1,609)
Non-controlled, affiliated investments	(1)	(2)	12,751
Controlled investments	2,155	(17,709)	(23,245)
Translation of assets and liabilities in foreign currencies	—	—	(391)
Net change in unrealized appreciation (depreciation) on investments	6,537	(3,529)	(12,494)
Net realized and unrealized gain (loss)	5,555	(47,704)	(52,229)
Benefit for taxes on unrealized gain/loss on investments	156	209	254
Net increase (decrease) in net assets resulting from operations	$17,707	$(36,650)	$(24,610)
Net investment income per common share:
Basic and diluted	$0.40	$0.35	$0.87
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.59	$(1.17)	$(0.79)
Weighted average shares of common stock outstanding:
Basic and diluted	30,109	31,342	31,313

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Increase (decrease) in net assets from operations:
Net investment income	$11,996	$10,845	$27,365
Net realized loss	(982)	(44,175)	(39,735)
Net change in unrealized appreciation (depreciation) on investments	6,537	(3,529)	(12,494)
Benefit for taxes on unrealized gain (loss) on investments	156	209	254
Net increase (decrease) in net assets resulting from operations	17,707	(36,650)	(24,610)
Distributions to stockholders:
Distributions to stockholders from net investment income	(12,044)	(15,785)	(26,174)
Total distributions to stockholders	(12,044)	(15,785)	(26,174)
Capital share transactions:
Issuance of common stock	-	30,000	-
Repurchase of common stock	(152)	(21,825)	(15,442)
Net (decrease) increase in net assets from capital share transactions	(152)	8,175	(15,442)
Total increase (decrease) in net assets	5,511	(44,260)	(66,226)
Net assets at beginning of year	185,195	229,455	295,681
Net assets at end of year	$190,706	$185,195	$229,455
Common shares outstanding at end of period	30,076	30,109	30,022
Capital share activity:
Shares repurchased	33	341	2,296

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,707	$(36,650)	$(24,610)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(6,537)	3,529	12,494
Net realized (gain) loss	(166)	42,946	48,500
Net realized loss on foreign exchange currency transactions	—	—	189
Increase in investments due to interest paid-in-kind	(439)	(1,119)	(2,483)
Amortization of deferred financing costs	1,399	2,116	1,716
Accretion of discounts on investments and other fees	(1,716)	(849)	(1,242)
Changes in operating assets and liabilities:
Purchases of investments	(163,606)	(80,849)	(146,018)
Proceeds from sale and paydown of investments	119,439	88,115	193,449
(Increase) decrease in interest, dividends and fees receivable	(606)	1,963	857
Decrease in deferred offering costs	—	206	—
Decrease in escrows and other receivables	1,946	3,745	73
Decrease in due from affiliates	21	107	185
(Increase) decrease in deferred tax asset	(39)	45	(211)
Increase in prepaid expenses and other assets	(75)	(333)	(122)
(Decrease) increase in accrued expenses and other liabilities	(678)	(896)	1,210
(Decrease) increase in due to affiliate	(112)	(613)	676
Increase (decrease) in accrued credit facility fees and interest	127	(234)	(249)
Decrease in deferred tax liability	(117)	(254)	(45)
Increase (decrease) in base management fees payable, net	1,063	(1,103)	(1,009)
Increase in accrued administrator expenses	118	—	—
Decrease in accrued incentive fees payable, net	(156)	(411)	(109)
Net cash (used in) provided by operating activities	(32,427)	19,461	83,251
Cash flows from financing activities:
Repurchase of common stock	(152)	(21,825)	(15,435)
Borrowings under credit facility	260,600	25,500	105,450
Repayments under credit facility	(204,161)	(34,000)	(147,529)
Issuance of shares of common stock	—	30,000	—
Issuance of notes	111,991	—	—
Repayment of notes	(111,607)	—	—
Distributions paid to stockholders	(12,044)	(15,785)	(26,174)
Financing and offering costs paid	(3,539)	(1,626)	(533)
Net cash provided by (used in) financing activities	41,088	(17,736)	(84,221)
Net increase in cash	8,661	1,725	(970)
Cash, beginning of period	7,615	5,890	6,860
Cash, end of period	$16,276	$7,615	$5,890
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$9,735	$9,771	$11,818
Income taxes paid	$69	$4	$6
PIK income earned	$456	$1,071	$2,402

Non-cash Operating Activities:

The purchases of investments and proceeds from sale and paydown of investments exclude 5,451 of non-cash transactions.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments

First lien senior secured debt
—148.57% of net asset value
Canada
—4.61% of net asset value
Hudson's Bay Company ULC (7)	Retail	8.3% (LIBOR + 7.3%)	9/30/2021	9/29/2026	$7,000	$6,869	$6,862
PDFTron Systems Inc. (7)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/13/2027	1,637	1,606	1,604
PDFTron Systems Inc. (7)(8)(9)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/15/2026	—	(5)	—
PDFTron Systems Inc. (7)(22)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/13/2027	328	322	322
				Subtotal Canada	$8,965	$8,792	$8,788
Midwest
—16.12% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	$2,032	$1,999	$2,032
Advanced Web Technologies (8)	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	27	22	27
Advanced Web Technologies (22)	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	433	420	433
Doxa Insurance Holdings, LLC	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,584	1,552	1,584
Doxa Insurance Holdings, LLC (8)(9)	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	—	(7)	—
Doxa Insurance Holdings, LLC(22)	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,916	1,876	1,916
Doxa Insurance Holdings, LLC(22)	Insurance	7.3% (LIBOR + 6.3%)	8/16/2021	12/4/2026	721	680	721
1-800 Hansons, LLC (11)	Services: Consumer	10.5% (LIBOR + 9.5%) (9.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	3,311	3,301	3,145
1-800 Hansons, LLC (8)	Services: Consumer	9.5% (LIBOR + 8.5%)	10/19/2017	10/19/2022	209	208	199
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2023	5,288	5,274	5,235
IRC Opco LLC (8)(9)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/5/2026	—	(2)	—
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	7/1/2021	1/4/2023	995	982	985
IRC Opco LLC	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	10/21/2021	1/4/2026	249	246	247
Matilda Jane Holdings, Inc.	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	4/28/2017	5/1/2022	11,251	11,231	10,351
Matilda Jane Holdings, Inc. (8)	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	10/30/2020	5/1/2022	326	326	300
Tricor Borrower, LLC	Banking	6.3% (LIBOR + 5.3%)	10/22/2021	10/22/2026	3,223	3,176	3,175
Tricor Borrower, LLC(8)(9)	Banking	6.3% (LIBOR + 5.3%)	10/22/2021	10/22/2026	—	(4)	—
Tricor Borrower, LLC(22)	Banking	6.3% (LIBOR + 5.3%)	10/22/2021	10/22/2026	405	389	399
				Subtotal Midwest	$31,970	$31,669	$30,749
Northeast
—38.19% of net asset value
3SI Security Systems	Services: Consumer	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$3,905	$3,888	$3,905
Alcanza Clinical Research	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	12/21/2021	12/15/2027	500	493	492
Alcanza Clinical Research(8)(9)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(2)	—
Alcanza Clinical Research(9)(22)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(1)	—
Aurotech, LLC (19)	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	2,939	2,890	1,690

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Aurotech, LLC (8)(9)(19)	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	—	(7)	—
Automated Control Concepts, Inc.	High Tech Industries	6.5% (LIBOR + 5.5%)	10/22/2021	10/22/2026	2,660	2,621	2,620
Automated Control Concepts, Inc.(8)	High Tech Industries	6.5% (LIBOR + 5.5%)	10/22/2021	10/22/2026	167	155	164
Cedar Services Group, LLC	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	2,904	2,863	2,875
Cedar Services Group, LLC (8)(9)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(11)	—
Cedar Services Group, LLC (22)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	1,274	1,254	1,261
Certify, Inc.	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	1,544	1,534	1,544
Certify, Inc. (23)	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	211	209	211
Certify, Inc. (8)	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	18	17	18
ConvenientMD	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	6/9/2021	6/15/2027	5,473	5,396	5,473
ConvenientMD (8)(9)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(9)	—
ConvenientMD (9)(22)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(8)	—
Danforth Advisors	Services: Business	6.3% (LIBOR + 5.3%)	12/9/2021	12/9/2027	191	188	188
Danforth Advisors	Services: Business	6.3% (LIBOR + 5.3%)	12/9/2021	12/9/2027	9	8	9
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	9,700	9,661	9,700
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	8/30/2021	12/21/2023	100	98	100
HealthDrive Corporation (8)(9)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	—	(7)	—
HealthDrive Corporation (22)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	8/30/2021	12/21/2023	18	18	18
Marlin DTC-LS Midco 2, LLC (8)(9)	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	—	(2)	—
Marlin DTC-LS Midco 2, LLC	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	3,131	3,081	3,131
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	12/18/2020	12/18/2026	3,752	3,687	3,752
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	12/18/2020	12/18/2026	—	(12)	—
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	9/24/2021	12/18/2026	100	98	100
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	9/24/2021	12/18/2026	—	(1)	—
Newcleus, LLC	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	5,059	4,990	4,983
Newcleus, LLC(8)(9)	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	—	(6)	—
Newcleus, LLC(9)(22)	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	—	(9)	—
NWN Parent Holdings LLC	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	3,291	3,262	3,175
NWN Parent Holdings LLC (8)	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	145	140	140
Own Yourself, LLC	Retail	7.5% (LIBOR + 6.5%)	11/12/2021	11/12/2025	6,000	5,889	5,888
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.0%)	7/31/2020	7/31/2025	3,096	3,074	3,096
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.0%)	7/31/2020	7/31/2025	—	(3)	—
Revlon Consumer Products Corporation (14)	Consumer Goods: Non-Durable	7.5% (LIBOR + 5.8%)	3/8/2021	5/7/2024	2,500	2,484	2,500
smarTours, LLC	Services: Consumer	7.8% (LIBOR + 6.8%)	12/21/2020	12/31/2024	712	712	712
smarTours, LLC (8)(11)	Services: Consumer	8.8% (LIBOR+ 7.8%) (1.0% Cash + 7.8% PIK)	12/21/2020	12/31/2024	2,338	2,338	2,338
TriStrux, LLC	Telecommunications	6.3% (LIBOR + 5.3%)	12/23/2021	12/15/2026	2,773	2,731	2,731
TriStrux, LLC(8)	Telecommunications	6.3% (LIBOR + 5.3%)	12/23/2021	12/15/2026	121	105	119
TriStrux, LLC(9)(29)	Telecommunications	6.3% (LIBOR + 5.3%)	12/23/2021	12/15/2026	—	(11)	—
USALCO, LLC	Chemicals, Plastics, & Rubber	7.0% (LIBOR + 6.0%)	11/5/2021	10/19/2027	3,000	2,971	2,970

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Xcel Brands, Inc.	Consumer Goods: Non-Durable	8.5% (LIBOR + 7.5%)	12/30/2021	4/9/2025	7,031	6,981	6,926
				Subtotal Northeast	$74,662	$73,747	$72,829
Southeast
—26.81% of net asset value
A&R Logistics Holdings, Inc.	Transportation: Cargo	7.0% (LIBOR + 6.0%)	7/29/2021	5/3/2025	$2,373	$2,331	$2,373
Alpine X	Services: Business	7.0% (LIBOR + 6.0%)	12/27/2021	12/21/2027	1,426	1,397	1,397
Alpine X(8)(9)	Services: Business	7.0% (LIBOR + 6.0%)	12/27/2021	12/21/2027	—	(5)	—
Alpine X(9)(29)	Services: Business	7.0% (LIBOR + 6.0%)	12/27/2021	12/21/2027	—	(9)	—
Apex Services Partners, LLC	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	5,287	5,252	5,287
ECL Entertainment (27)	Hotel, Gaming, & Leisure	8.3% (LIBOR + 7.5%)	3/31/2021	5/1/2028	2,985	2,957	3,045
GC EOS Buyer, Inc. (27)	Automotive	4.6% (LIBOR + 4.5%)	3/31/2021	8/1/2025	3,959	3,934	3,960
Groundworks Operations, LLC	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,927	1,898	1,927
Groundworks Operations, LLC (8)(9)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	—	(1)	—
Groundworks Operations, LLC (22)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	849	840	849
Groundworks Operations, LLC (22)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,320	1,304	1,320
Groundworks Operations, LLC	Construction & Building	6.0% (LIBOR + 5.0%)	3/18/2021	1/17/2026	2,500	2,468	2,500
Lighthouse Lab Services	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	10/25/2021	10/25/2027	5,394	5,315	5,313
Lighthouse Lab Services(8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	10/25/2021	10/25/2027	614	591	604
Lighthouse Lab Services	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	10/25/2021	10/25/2027	—	—	—
Quorum Health Resources	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	5/28/2021	5/26/2027	5,366	5,319	5,313
Quorum Health Resources (8)(9)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	5/28/2021	5/26/2027	—	(6)	—
SuperHero Fire Protection, LLC	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	4,294	4,232	4,229
SuperHero Fire Protection, LLC (8)	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	109	103	107
SuperHero Fire Protection, LLC (22)	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	691	673	681
Technology Partners, LLC	High Tech Industries	6.5% (LIBOR + 5.5%)	11/16/2021	11/16/2027	4,668	4,576	4,574
Technology Partners, LLC(8)(9)	High Tech Industries	6.5% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(15)	—
Technology Partners, LLC(9)(22)	High Tech Industries	6.5% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(10)	—
The Mulch & Soil Company, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	3,483	3,418	3,448
The Mulch & Soil Company, LLC (8)	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	461	444	456
TTF Holdings, LLC (Soliant)	Healthcare & Pharmaceuticals	5.0% (LIBOR + 4.3%)	3/31/2021	3/25/2028	3,730	3,705	3,739
				Subtotal Southeast	$51,436	$50,711	$51,122
Southwest
—15.92% of net asset value
Allied Wireline Services, LLC (11)(24)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$5,446	$4,971	$3,903
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,798	5,764	5,769
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	565	556	563
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,295	1,287	1,289
BCDI Rodeo Dental Buyer, LLC (9)(29)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	11/22/2021	11/22/2027	—	(1)	—
Camin Cargo Control, Inc.	Services: Business	7.5% (LIBOR + 6.5%)	6/10/2021	6/4/2026	3,731	3,698	3,694
Endo1 Partners(30)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	12/17/2021	3/24/2026	483	463	473
Owl Landfill Services, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	6/30/2021	6/30/2026	3,512	3,463	3,477

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Riveron Acquisition Holdings, Inc.	Finance	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,097	8,006	8,097
TMA Buyer, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	3,137	3,092	3,090
TMA Buyer, LLC(8)(9)	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(6)	—
TMA Buyer, LLC(9)(22)	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(7)	—
				Subtotal Southwest	$32,064	$31,286	$30,355
West
—46.92% of net asset value
A&A Global Imports, LLC	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	6/1/2021	6/1/2026	$2,242	$2,201	$2,231
A&A Global Imports, LLC (8)	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	6/1/2021	6/1/2026	196	182	195
Action Point, Inc (8)	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	100	89	100
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	5/5/2021	11/5/2026	515	505	515
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,300	3,244	3,300
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	11/30/2021	11/30/2026	250	246	250
Alpine SG, LLC	High Tech Industries	6.5% (LIBOR + 5.5%)	11/5/2021	11/5/2027	5,607	5,515	5,523
Alpine SG, LLC(8)(9)	High Tech Industries	6.5% (LIBOR + 5.5%)	11/5/2021	11/5/2027	—	(2)	—
CC Amulet Management, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2021	8/31/2027	5,129	5,056	5,052
CC Amulet Management, LLC(8)	Healthcare & Pharmaceuticals	7.3% (Prime + 4.0%)	8/31/2021	8/31/2027	256	245	252
CC Amulet Management, LLC(9)(22)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2021	8/31/2027	—	(4)	—
DTI Holdco, Inc. (27)	Services: Business	5.8% (LIBOR + 4.8%)	3/31/2021	9/29/2023	3,918	3,835	3,860
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,694	7,646	7,694
EBS Intermediate LLC (8)(9)	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(10)	—
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	5/5/2021	10/2/2023	248	244	248
Evergreen Services Group, LLC	High Tech Industries	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2024	9,244	9,215	9,244
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/8/2023	5,797	5,768	5,797
Gener8, LLC (8)	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/8/2023	600	593	600
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	11/30/2021	8/8/2023	249	245	249
iLending LLC	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	4,413	4,353	4,414
iLending LLC (8)(9)	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	—	(10)	—
Ingenio, LLC	Media: Broadcasting & Subscription	8.0% (LIBOR + 7.0%)	8/3/2021	8/3/2026	5,270	5,198	5,191
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	6/17/2026	3,204	3,146	3,204
Integrated Pain Management Medical Group, Inc.(9)(22)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	6/17/2026	—	(7)	—
Integrated Pain Management Medical Group, Inc.(8)(9)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	6/17/2026	—	(8)	—
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	9/18/2020	3/18/2026	2,992	2,934	2,992
Lash Opco LLC (8)(9)	Consumer Goods: Non-Durable	8.0% (LIBOR + 7.0%)	8/18/2021	8/18/2026	—	(8)	—
Lash Opco LLC	Consumer Goods: Non-Durable	8.0% (LIBOR + 7.0%)	8/18/2021	1/18/2027	3,050	2,984	3,050
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	12/31/2020	3/18/2026	990	969	990
MarkLogic Corporation	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	3,119	3,064	3,119
MarkLogic Corporation(8)(9)	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	—	(4)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
MarkLogic Corporation	High Tech Industries	7.0% (LIBOR + 6.0%)	11/23/2021	10/20/2025	847	830	847
MarkLogic Corporation(8)(9)	High Tech Industries	7.0% (LIBOR + 6.0%)	11/23/2021	10/20/2025	—	(6)	—
MeriCal, LLC	Consumer Goods: Non-Durable	7.3% (LIBOR + 6.3%)	11/16/2018	11/16/2023	7,342	7,342	7,342
Sequoia Consulting Group, LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/17/2021	11/23/2026	197	194	194
Sequoia Consulting Group, LLC(8)(9)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/17/2021	11/23/2026	—	(1)	—
Socius Insurance Services, Inc.	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	2,933	2,878	2,903
Socius Insurance Services, Inc. (8)(9)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(10)	—
Socius Insurance Services, Inc. (9)(22)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(17)	—
SolutionReach, Inc.	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	5,930	5,881	5,930
SolutionReach, Inc. (8)(9)	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(8)	—
SRS Acquiom Holdings LLC	Finance	7.0% (LIBOR + 6.0%)	11/8/2018	11/8/2024	4,200	4,180	4,200
				Subtotal West	$89,832	$88,687	$89,486

		Subtotal first lien senior secured debt			$288,929	$284,892	$283,329

Second lien debt
—2.50% of net asset value
Northeast
—2.50% of net asset value
Merchants Capital Access, LLC (14)	Banking	11.5% (LIBOR + 10.5%)	4/20/2015	4/30/2022	$4,250	$4,246	$4,250
smarTours, LLC(11)(19)	Services: Consumer	8.8% PIK (LIBOR + 7.8%)	12/21/2020	12/31/2024	1,417	635	524
				Subtotal Northeast	$5,667	$4,881	$4,774

			Subtotal second lien debt		$5,667	$4,881	$4,774
Equity investments
—1.59% of net asset value
Midwest
—0.10% of net asset value
Doxa Insurance Holdings, LLC (10)(13)(18)	Insurance		12/4/2020		174,984	$173	$194
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	—
			Subtotal Midwest			$662	$194
Northeast
—1.25% of net asset value
Certify, Inc. (18)	Services: Business		2/28/2019		841	$175	$254
Specialty Brands Holdings, LLC (10)(17)	Services: Business		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (10)(18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	216	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	—	—
SPST Investors II, LLC (10)(13)(18)(25)	Services: Consumer		12/21/2020		51,095	51	—
Wheels Up Experience Inc. (13)(14)(18)(28)	Transportation: Consumer		1/31/2014		460,392	1,000	2,136
			Subtotal Northeast			$1,442	$2,390

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Southeast
—0.00% of net asset value
Virtus Aggregator, LLC (10)(13)(14)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$—
			Subtotal Southeast			$32	$—
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	144	—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
			Subtotal Southwest			$144	$-
West
—0.24% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable		9/30/2016		521	$505	$455
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable		9/30/2016		5,334	10	—
			Subtotal West			$515	$455

				Subtotal equity		$2,795	$3,039
Investments in funds
—1.92% of net asset value
Midwest
—1.61% of net asset value
Freeport Financial SBIC Fund LP (14)(18)(21)	Investment Funds And Vehicles		6/14/2013			$2,957	$3,070
				Subtotal Midwest		$2,957	$3,070
Southwest
—0.20% of net asset value
ACON Igloo Investors I, LLC (10)(18)(21)	Investment Funds And Vehicles		4/30/2014			$1,673	$385
				Subtotal Southwest		$1,673	$385
West
—0.11% of net asset value
Gryphon Partners 3.5, L.P. (14)(18)(21)	Investment Funds And Vehicles		11/20/2012			$299	$210
				Subtotal West		$299	$210

			Subtotal investments in funds			$4,929	$3,665

Total non-controlled/non-affiliated investments
—154.59% of net asset value						$297,497	$294,807

Controlled investments
—51.01% of net asset value

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
First lien senior secured debt
—8.56% of net asset value
Southeast
—3.64% of net asset value
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2022	$12,608	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2022	3,034	1,053	—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2022	10,666	7,825	6,933
				Subtotal Southeast	$26,308	$16,185	$6,933
Southwest
—4.92% of net asset value
OEM Group, LLC (15)	Capital Equipment	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$9,385	$9,385	$9,385
				Subtotal Southwest	$9,385	$9,385	$9,385

			Subtotal first lien senior secured debt		$35,693	$25,570	$16,318

Second lien debt
—4.27% of net asset value
Southwest
—4.27% of net asset value
OEM Group, LLC (11)(15)(24)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$49,884	$22,203	$8,151
				Subtotal Southwest	$49,884	$22,203	$8,151

			Subtotal second lien debt		$49,884	$22,203	$8,151

Equity investments
—0.00% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy: Oil & Gas		7/1/2016		2,956	$1,114	$—
Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy: Oil & Gas		12/21/2016		12,131	—	—
				Subtotal Southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10)(12)(13)(15)(18)(20)	Capital Equipment		3/16/2016		20,000	$8,890	$—
				Subtotal Southwest		$8,890	$—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

				Subtotal equity		$10,004	$—

Investments in funds
—38.18% of net asset value
Northeast
—38.18% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment Funds And Vehicles		12/3/2014			$91,887	$72,803
				Subtotal Northeast		$91,887	$72,803

			Subtotal investments in funds			$91,887	$72,803
Total controlled investments
—51.01% of net asset value						$149,664	$97,272

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund II, LLC (10)(14)(18)(21)	Investment Funds And Vehicles		3/1/2013			$1	$—
				Subtotal Northeast		$1	$—

			Subtotal investments in funds			$1	$—

Total non-controlled/affiliated investments

—0.00% of net asset value						$1	$—

Total investments—205.59% of net asset value						$447,162	$392,079

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

(3)

As of December 31, 2021, 25.0% and 23.9% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.10%, 0.15%, 0.21% and 0.34%, respectively, and the ABR rate was 3.25%.

(5)	Principal includes accumulated PIK interest and is net of repayments.
(6)

Unless otherwise indicated, all investments are valued using significant unobservable inputs. Refer to Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

(7)	Foreign company or foreign co-borrower at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Company receives 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(11)	In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Interest held by a wholly owned subsidiary of First Eagle Alternative Capital BDC, Inc.
(14)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the year ended December 31, 2021 in which the issuer was a portfolio company that the Company is deemed to control.

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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of December 31, 2021.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2021.
(21)	Investment is measured at fair value using net asset value.
(22)	Company receives 1.00% unfunded commitment fee on delayed draw term loan facility.
(23)	Company receives 0.25% unfunded commitment fee on revolving loan facility.
(24)	Restructured loan for which income is not being recognized as of December 31, 2021.
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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

(28)	Investment is valued using public stock price. Refer to the Level 1 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.
(29)	Company receives 0.75% unfunded commitment fee on delayed draw term loan facility.
(30)	Company receives 5.00% unfunded commitment fee on delayed draw term loan facility.

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

(7)	Foreign company or foreign co-borrower at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Company receives 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of December 31, 2020.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2020.
(21)	Investment is measured at fair value using net asset value.
(22)	Company receives 0.38% unfunded commitment fee on revolving loan facility.
(23)	Company receives 1.00% unfunded commitment fee on delayed draw term loan facility.
(24)	Company receives 0.25% unfunded commitment fee on revolving loan facility.
(25)	Restructured loan for which income is not being recognized as of December 31, 2020.
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

December 31, 2021

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2021 and 2020.

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

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company undertakes a multi-step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the managing portfolio investments;
•	preliminary valuation conclusions are then documented and reviewed with the pricing committee of First Eagle Alternative Credit, LLC, or the Advisor;
•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms are used to conduct independent appraisals of all “Level 3” investments and review the Advisor’s preliminary valuations in light of their own independent assessment, unless the amounts are immaterial or have closed near quarter-end;

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

Debt Investments

For debt investments, the Company generally determines the fair value using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Company’s estimate of the expected repayment date is generally the legal maturity date of the investment. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities and market discount or premium, are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts and premiums, if any.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2021, the Company had loans on non-accrual status with an amortized cost basis of $19,703 and fair value of $9,147. As of December 31, 2020, the Company had loans on non-accrual status with an amortized cost basis of $15,542 and fair value of $7,370.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination.  As a result of this determination, the Company does not recognize interest income on these balances.  As of December 31, 2021, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $12,054, which meet the above criteria. As of December 31, 2020, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $13,782 meeting this criteria.

PIK Interest Income

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Accumulated PIK balance, beginning of period	$1,163	$3,588	$3,879
PIK income capitalized/receivable	456	1,071	2,501
PIK reduction due to sale	—	—	(2,254)
PIK received in cash from repayments	(359)	(6)	(538)
PIK reduced through restructurings/sales	—	(3,490)	—
Accumulated PIK balance, end of period	$1,260	$1,163	$3,588

Dividend Income

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

Other Income

The Company may also generate revenue in the form of fees from the management of First Eagle Greenway Fund II, LLC, structuring, arranger or due diligence fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2021, 2020 and 2019.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the years ended December 31, 2021, 2020 and 2019, the Company incurred U.S. federal excise tax and other tax expenses of $148, $97 and $418, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax benefits for the years ended December 31, 2021, 2020 and 2019. There were no current income tax benefits during the respective periods.

	For the years ended December 31,
	2021	2020	2019
Benefit for taxes on unrealized gain on investments	156	209	254

The current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2021 and 2020, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021 and 2020, $1,556 and $1,673, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of December 31, 2021 and 2020, $2,261 (net of $12,073 allowance) and $2,222 (net of $8,433 allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s U.S. federal tax years subsequent to 2018 remain subject to examination by taxing authorities.

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

The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 during the year ended December 31, 2021.

3. Investments

The following is a summary of the industry classification in which the Company invests as of December 31, 2021:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96,817	$76,468	19.51%	40.09%
Healthcare & Pharmaceuticals	60,628	60,963	15.55%	31.96%
Consumer Goods: Non-Durable	36,247	34,906	8.90%	18.30%
High Tech Industries	31,901	30,871	7.87%	16.19%
Services: Consumer	28,181	27,826	7.10%	14.59%
Services: Business	24,584	24,764	6.32%	12.99%
Capital Equipment	45,730	22,823	5.82%	11.97%
Banking	15,001	15,141	3.86%	7.94%
Retail	12,758	12,750	3.25%	6.69%
Finance	12,186	12,297	3.15%	6.45%
Energy: Oil & Gas	22,414	10,836	2.76%	5.68%
Insurance	9,249	9,398	2.40%	4.93%
Environmental Industries	7,325	7,381	1.88%	3.87%
Chemicals, Plastics, & Rubber	7,055	7,135	1.82%	3.74%
Construction & Building	6,509	6,596	1.68%	3.46%
Telecommunications	6,227	6,165	1.57%	3.23%
Media: Broadcasting & Subscription	5,198	5,191	1.32%	2.72%
Containers, Packaging, & Glass	4,824	4,918	1.25%	2.58%
Sovereign & Public Finance	4,106	4,136	1.05%	2.17%
Automotive	3,934	3,960	1.01%	2.08%
Hotel, Gaming, & Leisure	2,957	3,045	0.78%	1.60%
Transportation: Cargo	2,331	2,373	0.61%	1.24%
Transportation: Consumer	1,000	2,136	0.54%	1.12%
Total Investments	$447,162	$392,079	100.00%	205.59%

The following is a summary of the industry classification in which the Company invests as of December 31, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$92,125	$68,134	20.17%	36.78%
Healthcare & Pharmaceuticals	47,924	47,391	14.03%	25.58%
Consumer Goods: Non-Durable	49,752	43,995	13.03%	23.75%
High Tech Industries	28,333	28,226	8.36%	15.23%
Finance	29,343	28,199	8.35%	15.23%
Capital Equipment	44,891	23,530	6.97%	12.71%
Services: Business	22,149	22,592	6.69%	12.20%
Services: Consumer	22,041	21,686	6.42%	11.71%
Banking	11,988	11,880	3.52%	6.41%
Energy: Oil & Gas	21,771	11,331	3.36%	6.12%
Retail	8,783	8,781	2.60%	4.74%
Telecommunications	8,282	8,303	2.46%	4.48%
Chemicals, Plastics, & Rubber	3,254	3,267	0.97%	1.76%
Construction & Building	3,130	3,201	0.95%	1.73%
Transportation: Consumer	1,000	2,574	0.76%	1.39%
Insurance	2,501	2,535	0.75%	1.37%
Containers, Packaging, & Glass	2,035	2,057	0.61%	1.11%
Total Investments	$399,302	$337,682	100.00%	182.30%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2021:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$171,958	$152,796	38.97%	80.12%
West	89,501	90,151	22.99%	47.27%
Southeast	68,042	58,055	14.81%	30.44%
Southwest	73,581	48,276	12.31%	25.31%
Midwest	35,288	34,013	8.68%	17.84%
Canada	8,792	8,788	2.24%	4.61%
Total Investments	$447,162	$392,079	100.00%	205.59%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$163,953	$138,961	41.15%	75.02%
West	78,569	78,547	23.26%	42.40%
Southwest	87,620	63,335	18.76%	34.19%
Midwest	29,835	26,648	7.89%	14.39%
Southeast	32,648	23,449	6.94%	12.66%
Canada	6,677	6,742	2.00%	3.64%
Total Investments	$399,302	$337,682	100.00%	182.30%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds, excluding its investment in the Logan JV, is expected to be within six months to two years.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2021:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$299,647	$—	$10,865	$288,782
Second lien debt	12,925	—	—	12,925
Equity investments	3,039	2,136	—	903
Investment in Logan JV (1)	72,803	—	—	—
Investments in funds (1)	3,665	—	—	—
Total investments	$392,079	$2,136	$10,865	$302,610

(1)

Certain investments that are measured at fair value using net asset value totaling $76,468 have not been categorized in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2021:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt(2)	$239,595		Discounted cash flows (income approach)	Comparative Yield	7.4%		-	8.3%		7.8%
	3,904		Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	5.3	x	(5.3x)
	9,385	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	6.5% 4.5% 16.5%		- - -	11.5% 4.5% 25.7%		(9.0%) (4.5%) (21.1%)
	9,983		Market comparable companies (market approach)	Revenue Multiple	0.8	x	-	1.2	x	(1.0x)
	22,176		Recoverability	Collateral Value (4)	$860,884		-	$866,725		$(863,805)
Second lien debt	8,151	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	6.5% 4.5% 16.5%		- - -	11.5% 4.5% 25.7%		(9.0%) (4.5%) (21.1%)
	524		Market comparable companies (market approach)	Revenue Multiple	0.7	x	-	1.2	x	(0.9x)
	4,250		Recoverability	Collateral Value (4)	$51,710		-	$57,460		$(54,585)
Equity investments	649		Market comparable companies (market approach)	EBITDA Multiple	9.6	x	-	10.6	x	(10.1x)
	254		Market comparable companies (market approach)	Revenue Multiple	10.0	x	-	11.0	x	(10.5x)
Total Level 3 Investments	$298,871

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $3,739 of first lien senior secured debt for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
(4)

There are various, company specific inputs used in the valuation analysis that relate to the liquidation value of a company’s assets. The significant unobservable input used in the valuation model was collateral value.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$188,981		Discounted cash flows (income approach)	Comparative Yield	8%		-	9%		(8%)
	16,808		Market comparable companies (market approach)	EBITDA Multiple	5.1	x	-	5.6	x	(5.4x)
	8,500	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	7,370		Market comparable companies (market approach)	Revenue Multiple	0.4	x	-	0.9	x	(0.6x)
	2,940		Recoverability	Liquidation Proceeds (4)	$866		-	$866		$(866)
Second lien debt	11,880		Discounted cash flows (income approach)	Comparative Yield	14%		-	14%		(14%)
	9,823	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	408		Market comparable companies (market approach)	EBITDA Multiple	5.5	x	-	6.0	x	(5.7x)
Subordinated debt	5,841		Market comparable companies (market approach)	EBITDA Multiple	2.9	x	-	3.4	x	(3.1x)
Equity investments (2)	2,265		Market comparable companies (market approach)	EBITDA Multiple	9.7	x	-	10.6	x	(10.2x)
	2,773		Market comparable companies (market approach)	Revenue Multiple	2.1	x	-	2.6	x	(2.4x)
Total Level 3 Investments	$257,589

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $9,037 of first lien senior secured debt and $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
(4)

There are various, company specific inputs used in the valuation analysis that relate to the liquidation value of a company’s assets. The significant unobservable input used in the valuation model were liquidation proceeds.

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

The following table rolls forward the changes in fair value during the year ended December 31, 2021 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2021	$233,636	$22,111	$5,841	$5,070	$266,658
Transfers out of Level 3(3)	-	-	-	(2,614)	(2,614)
Purchases (1)	158,823	-	-	44	158,867
Sales and repayments (1)	(106,880)	(7,751)	(5,974)	(4,370)	(124,975)
Unrealized appreciation (depreciation)(2)	1,314	(1,539)	(1)	1,274	1,048
Realized gain	-	-	-	1,499	1,499
Net amortization of premiums, discounts and fees	1,674	13	-	-	1,687
PIK	215	91	134	-	440
Ending balance, December 31, 2021	$288,782	$12,925	$-	$903	$302,610
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$1,381	$(1,539)	$-	$(299)	$(457)

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(3)

Investments were transferred out of Level 3 during the year ended December 31, 2021 due to changes in the quantity and quality of information, including, in some cases, availability of quoted prices in active market.

The following table rolls forward the changes in fair value during the year ended December 31, 2020 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2020	$240,098	$12,000	$-	$21,515	$273,613
Purchases (1)	115,402	11,827	5,840	356	133,425
Sales and repayments (1)	(90,064)	-	-	(17,088)	(107,152)
Unrealized appreciation (depreciation)(2)	9,386	(1,756)	1	181	7,812
Realized (loss) gain	(43,087)	-	-	106	(42,981)
Net amortization of premiums, discounts and fees	782	40	-	-	822
PIK	1,119	-	-	-	1,119
Ending balance, December 31, 2020	$233,636	$22,111	$5,841	$5,070	$266,658
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(14,731)	$(1,756)	$-	$(1,199)	$(17,686)

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the year ended December 31, 2020.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc. and First Eagle Logan JV, LLC as of and for the year ended December 31, 2021, Loadmaster Derrick & Equipment, Inc., First Eagle Logan JV, LLC and OEM Group, LLC as of and for the year ended December 31, 2020 and C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., First Eagle Logan JV, LLC and OEM Group, LLC for the year ended December 31, 2019. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure below.

	As of December 31,			For the year ended December 31,
Balance Sheet	2021	2020	Income Statement	2021	2020	2019
Current assets	$20,636	$37,039	Net sales	$32,058	$30,000	$275,884
Noncurrent assets	231,423	228,455	Gross profit	9,574	11,107	100,436
Current liabilities	11,950	9,830	Net gain	1,585	3,464	11,694
Noncurrent liabilities	176,400	192,855

Pursuant to Rule 4-08 of Regulation S-X, summarized financial information is presented below for our significant unconsolidated subsidiary OEM Group, LLC as of December 31, 2021 and December 31, 2020, and for the years ended December 31, 2021, December 30, 2020 and December 31, 2019.

	As of December 31,			For the year ended December 31,
Balance Sheet	2021	2020	Income Statement	2021	2020	2019
Current assets	$15,807	$17,264	Net sales	$-	$-	$-
Noncurrent assets	3	128	Gross profit	-	-	-
Current liabilities	4,994	2,782	Net loss from continuing operations	(11,413)	(19,840)	(26,452)
Noncurrent liabilities	71,281	63,491	Loss (gain) from discontinued operations	(202)	2,804	7,767
			Loss on sale of discontinued operations	-	(3,908)	-

In December 2020, OEM Group, LLC completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM. OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and other systems and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt. These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. OEM also consummated the sale of certain assets and liability of its Pennsylvania based division to a minority shareholder of the Company.  As of December 31, 2020, the Company holds all outstanding debt and equity of OEM. There was no cash consideration exchanged in connection with the transaction.

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

In addition, the Company’s investment in First Eagle Logan JV, LLC met at least one of the significance conditions under SEC’s Regulation S-X, Rule 3-09 as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. Accordingly, the financial statements for First Eagle Logan JV LLC have been attached as an exhibit to this Form 10-K.

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

As of December 31, 2021 and 2020, Logan JV had the following commitments, contributions and unfunded commitments from its Members:

	As of December 31, 2021
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce the commitment size, extend the maturity date, and amend the pricing. As of December 31, 2021, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2020, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of December 31, 2021 and 2020, Logan JV had $147,041 and $166,541 outstanding borrowings under the credit facility, respectively. At December 31, 2021, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.

As of December 31, 2021 and 2020, Logan JV had total investments at fair value of $224,449 and $221,418, respectively. As of December 31, 2021 and December 31, 2020, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 95 and 92 different borrowers, respectively. As of December 31, 2021, the amortized cost and fair value of loans on non-accrual status was $1,674 and $94, respectively. As of December 31, 2020, the amortized cost and fair value of loans on non-accrual status was $2,227 and $1,018, respectively. As of December 31, 2021 and 2020, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2,523 and $6,175, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	As of December 31, 2021	As of December 31, 2020
First lien secured debt, at par	$231,727	$233,614
Second lien debt, at par	2,282	7,111
Total debt investments, at par	$234,009	$240,725
Weighted average yield on first lien secured loans (1)	5.5%	5.6%
Weighted average yield on second lien loans (1)	8.5%	8.7%
Weighted average yield on all loans (1)	5.5%	5.7%
Number of borrowers in Logan JV	95	92
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,801	$24,596
(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2021 and December 31, 2020, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For years ended, December 31, 2021, 2020 and 2019, our share of income from distributions declared related to our Logan JV LLC equity interest was $6,563, $7,052 and $9,760, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021 and December 31, 2020, $2,254 and $1,583, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021 and 2020, $66 and $97 of return of capital associated with distributions declared was included in the prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities, respectively. As of December 31, 2021, the distributions declared and earned for the year ended December 31, 2021 represented a dividend yield to the Company of 7.1% based upon average capital invested. As of December 31, 2020, distributions declared and earned for the year ended December 31, 2020 represented a dividend yield to the Company of 7.6% based upon average capital invested. As of December 31, 2019, distributions declared and earned for the year ended December 31, 2019 represented a dividend yield to the Company of 10.5% based upon average capital invested.

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,474	$1,463	$1,432
Total Australia						$1,463	$1,432

Canada
Avison Young Canada Inc.	Services: Business	5.97% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,884	$3,836	$3,863
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,593	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,950	1,983
Total Canada						$7,379	$7,442

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	955	$952	$895
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,888	2,881	2,823
Total Germany						$3,833	$3,718

Luxembourg
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,184	2,058	2,251
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.22% (LIBOR +5%)	09/22/2020	05/29/2026	1,745	1,723	1,458
Total Luxembourg						$3,781	$3,709

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.16% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,896	$4,843
EG Group	Retail	4.22% (LIBOR +4%)	03/23/2018	02/07/2025	2,759	2,753	2,753
Total United Kingdom						$7,649	$7,596

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,830	$3,822	$3,777
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,895	1,892	1,782
Advisor Group Holdings Inc	Fire: Finance	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,150	3,158	3,163
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,613	2,596	2,610
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,238	1,237	1,249
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.39% (LIBOR +4.25%)	07/09/2018	7/12/2025	3,870	3,860	3,551
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,656
Allen Media, LLC	Media: Broadcasting & Subscription	5.72% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,445	3,423	3,448
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,508	1,480	1,504
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,148	3,052	3,018
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,335	2,329	1,951
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	565	564	472
American Achievement Corporation(3) (15)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	09/01/2027	988	969	980
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,961	2,009
Anne Arundel Dermatology Management, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,233	1,234

Logan JV Loan Portfolio as of December 31, 2021—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (5) (15)	Healthcare & Pharmaceuticals	8.75% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	(7)	-
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,997	1,995
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	682	680	545
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,046	2,039	1,637
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,500	1,449	1,476
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,995	1,985	1,996
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	862	851	868
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,992	2,964	2,947
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,675	3,638	3,634
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,865	2,855	2,809
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,965	1,951	1,974
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,985	1,980	1,987
Clear Balance Holdings, LLC	Fire: Finance	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,529	4,523	4,348
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	2,971	2,996
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,990	2,002	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	3,000	2,986	2,993
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,287	1,285	1,298
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,353	4,342	4,310
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.75%)	08/16/2021	07/28/2028	182	180	182
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,813	1,795	1,818
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,597	4,586	4,551
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,880	3,875	3,895
EyeSouth (6) (15)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	1
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,696	1,692	1,701
Gastro Health Holdco, LLC (7)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	268	272
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	998	993	1,005
Gold Standard Baking, Inc.(17)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,096	1,674	94
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	1,980	1,990
HDT Holdco, Inc.	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,900	3,806	3,866
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,539	1,676
International Textile Group Inc	Consumer goods: Durable	5.13% (LIBOR +5%)	04/20/2018	05/01/2024	913	911	848
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,605	1,597	1,202
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	998	993	1,000
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,995	1,976	1,997
Lids Holdings, Inc	Retail	5.55% (LIBOR +0%)	12/03/2021	12/03/2026	1,000	980	985
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.13% (LIBOR +6%)	06/19/2018	10/01/2024	2,735	2,707	2,680
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,987	2,974	2,987
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,191	1,143	1,096
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	2,963	2,987
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.85% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,316	2,310	2,234
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,474	1,470	1,473
NAC Holding Corporation	Fire: Insurance	6% (LIBOR +5%)	10/02/2020	09/28/2024	3,836	3,783	3,836

Logan JV Loan Portfolio as of December 31, 2021—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	316	324
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,920	1,879	1,899
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	629	115	117
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,740	3,725	3,721
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,091	4,081	4,101
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	11/30/2027	2,850	2,808	2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,918	1,913	1,904
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	172	171	171
Omni Logistics (9)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	203	9	9
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	1,620	1,604	1,608
Options Technology (10) (15)	Services: Business	4.8% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(4)	(4)
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,452	2,423	2,421
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	549	546	549
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	810	806	810
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,877	1,869	1,877
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,322	4,314	3,720
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	2,475	2,475
Patriot Rail Co LLC	Transportation: Cargo	4.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,439	3,463	3,456
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.18% (LIBOR +5%)	10/04/2018	09/28/2025	2,903	2,887	2,743
PLH Group Inc	Energy: Oil & Gas	6.15% (LIBOR +6%)	08/01/2018	07/25/2023	3,384	3,357	3,354
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	1,990	1,956	1,990
Portfolio Holding, Inc. (11)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	221	225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	625	613	625
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,955	1,944	1,961
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	1,995	1,986	1,995
Premier Dental Services, Inc. (12)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	77	78
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,167	1,140	1,135
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	983	974	970
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,977	1,969	1,968
Reedy Industries Inc. (13) (15)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	(1)	-
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,701	1,693	1,701
R-Pac International Corp (14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	373	67	67
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	3,000	2,940	2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,995	1,982	1,911
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,990	1,985	1,996
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,496	1,489	1,496
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,194	3,138	3,208
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,192	3,168	3,201
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,877	3,866	3,887
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,775	1,700	1,757
Yak Access LLC	Energy: Oil & Gas	5.18% (LIBOR +5%)	06/29/2018	07/11/2025	2,588	2,548	2,328
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,476	2,473	2,476
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	122	123
Total United States of America						$202,359	$198,360

Logan JV Loan Portfolio as of December 31, 2021—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total Senior Secured First Lien Term Loans						$226,464	$222,257

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,974	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	121	182
Total United States of America						$2,095	$2,192

Total Second Lien Term Loans						$2,095	$2,192

Total Investments						$228,559	$224,449

Cash equivalents
Dreyfus Government Cash Management Fund						14,985	14,985
Other cash accounts						735	735
Total Cash equivalents						$15,720	$15,720

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,470, which was unfunded as of December 31, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(4)

Represents a delayed draw commitment of $1,358, of which $104 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a revolver commitment of $451, which was unfunded as of December 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $295, which was unfunded as of December 31, 2021. Issuer pays 4.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)

Represents a delayed draw commitment of $333, of which $63 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 4.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)

Represents a delayed draw commitment of $629, of which $512 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $203, of which $193 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $606, which was unfunded as of December 31, 2021. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $417, of which $197 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)

Represents a delayed draw commitment of $185, of which $107 was unfunded as of December 31, 2021. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 4.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(13)	Represents a revolver commitment of $299, which was unfunded as of December 31, 2021. Issuer pays 4.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(14)	Represents a revolver commitment of $373, of which $299 was unfunded as of December 31, 2021. Issuer pays 0.5% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(15)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate.
(16)	All investments are pledged as collateral for loans payable unless otherwise noted.
(17)	Loan was on non-accrual as of December 31, 2021.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394
Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Total United States of America						$6,861	$6,707

Total Second Lien Term Loans						$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		1	$203	$32

Total United States of America						$203	$32

Total Equity Investments						$203	$32

Total Investments						$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund						31,632	31,632
Other cash accounts						555	555
Total Cash equivalents						$32,187	$32,187
(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,362 of which $957 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

(4)	Represents a delayed draw commitment of $451, which was unfunded as of December 31, 2020. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $1,251, which $700 was unfunded as of December 31, 2020. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)

Represents a delayed draw commitment of $3,000, which $2,434 was unfunded as of December 31, 2020. Issuer pays a 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)

Represents a delayed draw commitment of $1,000, which $308 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Represents a delayed draw commitment of $42, which was unfunded as of December 31, 2020. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $630, which $554 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays a 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $318, which was unfunded as of December 31, 2020. Issuer pays a 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $495, which $300 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)	Unfunded amount will start to accrue interest when the position is funded. 90-Day LIBOR as of December 31, 2020 is shown to reflect possible projected interest rate.
(13)	All investments are pledged as collateral for loans payable unless otherwise noted.
(14)	Loan was on non-accrual as of December 31, 2020.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019:

Selected Balance Sheet Information:

	As of December 31, 2021	As of December 31, 2020
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $228,559 and $231,535, respectively)	$224,449	$221,418
Cash	15,720	32,187
Other assets	834	882
Total assets	$241,003	$254,487
Liabilities:
Loans payable reported net of unamortized debt issuance costs(1)	$145,782	$165,830
Distribution payable	2,900	2,100
Other liabilities	1,317	1,391
Total liabilities	$149,999	$169,321
Members' capital	$91,004	$85,166
Total liabilities and members' capital	$241,003	$254,487

Selected Statement of Operations Information:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$14,346	$17,887	$25,190
Fee income	172	175	118
Total revenues	14,518	18,062	25,308
Credit facility expenses (1)	5,851	8,179	12,644
Other fees and expenses	380	386	457
Total expenses	6,231	8,565	13,101
Net investment income	8,287	9,497	12,207
Net realized gain (loss)	44	(11,356)	(7,079)
Net change in unrealized (depreciation) appreciation on investments	6,007	(2,216)	(569)
Net increase in members' capital from operations	$14,338	$(4,075)	$4,559

(1)

As of December 31, 2021, Logan JV had $147,041 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2020, Logan JV had $166,541 of outstanding debt under the credit facility with an effective interest rate of 2.46% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under the credit facility with an effective interest rate of 4.25% per annum.

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

4. Related Party Transactions

Investment Management Agreement

On January 28, 2020, the Company’s Board unanimously approved an interim investment management agreement (the “Interim Investment Management Agreement”) and an Investment Management Agreement (the “Investment Management Agreement”) between the Company and the Advisor, both of which included substantially the same terms as the amended and restated investment management agreement which became effective on June 14, 2019 (the “Prior Investment Management Agreement”). The Interim Investment Management Agreement became effective January 31, 2020. The Investment Management Agreement became effective May 28, 2020 upon stockholder approval obtained at a special stockholder meeting held on such date and the Interim Investment Management Agreement terminated immediately. The Investment Management Agreement, the Interim Investment Agreement and the Prior Investment Management Agreement are collectively referred to as the Investment Management Agreement.  Consistent with the terms under the Prior Investment Management Agreement, under the Interim Investment Management Agreement and the Investment Management Agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of and provides investment advisory services to the Company.

Base Management Fee

For the years ended December 31, 2021 and 2020, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the Investment Management Agreement. For the year ended December 31, 2019, the base management fee was calculated at an annual rate of 1.5% from January 1, 2019 through June 13, 2019, and 1.0% from June 14, 2019 through December 31, 2019 (upon stockholder approval of an amended and restated investment management agreement effective June 14, 2019). From April 1, 2019 through June 13, 2019, the Advisor waived base management fees in excess of 1.0%.

On March 3, 2020, the Company approved a proposal from the Advisor to irrevocably waive management and incentive fees for the Company for the period from July 1, 2020 through December 31, 2020. The Advisor subsequently agreed to extend the management and incentive fee waiver through March 31, 2021.

For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter

For the years ended December 31, 2021, 2020 and 2019, the Company incurred base management fees of $3,953, $3,719 and $6,043, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company issued a base management fee waiver of $879, $1,819 and $525, respectively. As of December 31, 2021 and 2020, $1,063 and $0, respectively, was payable to the Advisor.

Incentive Fee

The incentive fee consists of two components as described in detail below: incentive fee on ordinary income and incentive fee on capital gains. The two components are determined independent of each other.

Incentive Fee on Ordinary Income

The incentive fee on ordinary income is calculated by reference to the Company’s aggregate Pre-Incentive Fee net investment income (as described below) for the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”). Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we may receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement discussed below), interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations and excluding reversals of the incentive fee solely to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest.  Furthermore, pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash; provided, however, that the portion of the incentive fee attributable to deferred interest features shall be paid, together with interest thereon from the date of deferral to the date of payment at the prime rate published from time to time by the Wall Street Journal or, in the absence thereof, a bank chosen by the board of directors, only if and to the extent received in cash, and any accrual thereof shall be reversed if and to the extent such interest is reversed in connection with any write off or similar permanent impairment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income is determined on a quarterly basis and is equal to 2.0% (8.0% annualized) multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “hurdle rate”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by the Company of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

The incentive fee based on pre-incentive net investment income for the relevant Trailing Twelve Quarter Period in each calendar quarter will be determined as follows:

•	The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate.
•

Subject to the Incentive Fee Cap (as defined below), the Advisor receives 100% of the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarter Period with respect to that portion of the pre-incentive net investment income for such period, if any, that exceeds the hurdle rate but is less than 2.5% (10.0% annualized) (also referred to as the “catch-up” provision); and

•

17.5% (20.0% from January 1 through June 14, 2019) of the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarter Period with respect to that portion of the pre-incentive fee net investment income for such quarter, if any, that exceeds 2.5% (10.0% annualized).

The amount of the incentive fee on pre-incentive net investment income that will be paid for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on ordinary income that were paid in respect of the eleven preceding calendar quarters (or if shorter, the appropriate number of preceding quarters incentive fees paid that have occurred since January 1, 2018) included in the relevant Trailing Twelve Quarter Period but not in excess of the Incentive Fee Cap (as described below).

The foregoing incentive fee is subject to an Incentive Fee Cap (as defined below). The Incentive Fee Cap for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarter Period, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarter Period.

“Cumulative Net Return” means (x) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarter Period minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarter Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company pays no incentive fee based on income to the Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an incentive fee based on pre-incentive fee net investment income to the Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on pre-incentive fee net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an incentive fee based on pre-incentive fee net investment income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

If, at any time during the fiscal year 2020, the aggregate incentive fees on a quarterly basis, as calculated based on Investment Management Agreements is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement (as described below) prior to giving effect to the Investment Management Agreements, the Advisor will waive such excess.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred no incentive fee related to ordinary income.

Incentive Fee on Net Investment Income Prior to January 1, 2018 Pursuant to the Original Investment Management Agreement

The incentive fee on net investment income is calculated, and payable, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to its common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), and accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-

incentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive fee net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

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

For the year ended December 31, 2021 and 2020, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

Incentive Fee on Net Investment Income Payable

For the years ended December 31, 2021, 2020 and 2019, the Company reversed $0, $411 and $109, respectively, of incentive fees related to the adjustment of previously deferred incentive fee.

As of December 31, 2021 and 2020, $0 and $0, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021 and 2020, $0 and $156, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreements as of December 31, 2021 and 2020.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2021, 2020 and 2019, the Company incurred no incentive fees related to the GAAP incentive fee.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor on January 31, 2020 that includes substantially the same terms as the prior administration agreement and under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor in performance by the Advisor of its duties under the administration agreement and the investment management agreement, which includes the Company’s allocable portion of cost of compensation and related expenses of the Company’s officers and their respective staffs. The Company’s board of directors reviews the allocation methodologies with respect to such expenses. Such allocated costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred administrator expenses of $901, $1,139 and $1,498, respectively. As of December 31, 2021 and December 31, 2020, $118 and $0 of administrator expenses were due to the Advisor, respectively, which was included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

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

License Agreement

On January 31, 2020, FEAC entered into an agreement with Thomas H. Lee Partners, L.P. (“THL Partners”) under which THL Partners granted to the Company and FEAC a limited, non-exclusive, worldwide, non-transferable, non-sublicensable right to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with its respective businesses (the “New License Agreement”).  The New License Agreement replaced the prior license agreement granted to the Company by THL Partners, which terminated on January 31, 2020 in connection with the acquisition of FEAC by First Eagle Investment Management, LLC.  As with the prior license agreement, the New License Agreement was royalty-free, which means the Company was not charged a fee for its use of the trade name and service mark THL. The New License Agreement terminated in full on August 29, 2020.  Upon termination of the New License Agreement, the Company and FEAC ceased to use the name and mark THL, including any use in its respective legal names, filings, listings and other uses that may require the Company to withdraw or replace its names and marks.  The Company and FEAC have no right to use, or other rights in respect of, the THL name and mark. The Company is an entity operated independently from THL Partners, and third parties who deal with it have no recourse against THL Partners.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2021 and 2020, there were fees of $116 and $124, respectively, of general and administrative expenses owed to the Advisor, which were included in due to affiliate on the Consolidated Statements of Assets and Liabilities. Additionally, as of December 31, 2021 and December 31, 2020, there was $0 and $104, respectively, owed to affiliated entities from First Eagle Alternative Capital Agent, Inc., which were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to First Eagle Greenway Fund II, LLC, or Greenway II, and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. As of December 31, 2021 and 2020, $44 and $84 of total fees and expenses related to Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of December 31, 2021, it had $2,254 of dividends receivable from Logan JV and $238 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020, it had $1,583 of dividends receivable from Logan JV and $4 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021 and 2020, $66 and $97 of return of capital associated with distributions declared from Logan JV was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses, net of income tax provision

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Aerogroup International Inc. (1)	$—	$90	$(2,376)
Alex Toys, LLC (2)	(1,888)	—	(1,460)
Allied Wireless Services, LLC (3)	—	(5,310)	—
Charming Charlie LLC (4)	(83)	(2,535)	(24,652)
Copperweld Bimetallics, LLC (5)	142	(124)	16,349
Constructive Media, LLC	—	94	163
C&K Market, Inc. (6)	441	3,829	—
Fairstone Financial Inc.	—	—	249
Gryphon Partners 3.5, L.P.	136	66	495
Holland Intermediate Acquisition Corp. (7)	(613)	(17,390)	—
LAI International, Inc. (8)	(1,036)	—	(22,977)
Martex Fiber Southern Corp. (9)	—	—	(5,472)
New Host Holdings, LLC (10)	—	(2,000)	—
OEM Group, LLC (11)	—	(17,520)	—
Sciens Building Solutions, LLC (12)	2,106	—	—
smarTours, LLC (13)	—	(2,384)	—
Specialty Brands Holdings, LLC	—	—	(125)
Tri Starr Management Services, Inc. (14)	(54)	—	366
Urology Management Associates, LLC (15)	1,199
Virtus Pharmaceuticals, LLC (16)	—	(929)	—
Other investments	—	(62)	(106)
Loss on extinguishment of debt (17)	(1,332)	—	—
Net realized losses	$(982)	$(44,175)	$(39,546)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494  in proceeds with an additional $6,295 reflected as escrow and other receivables. Subsequently, the Company collected the outstanding escrow proceeds in cash through June 2019, realizing additional losses to reflect amounts collected and associated expenses. In 2020, the Company reversed a portion of the realized losses recorded in 2019 to true up expected accrued expenses related to the bankruptcy proceedings.

(2)

On January 11, 2019, the Company sold its first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7,699. The realized loss of $1,460 was offset by a corresponding change in unrealized appreciation in the same amount. On March 31, 2021, the Company wrote off its equity investment and recorded a realized loss of $1,888, which was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

In June 2020, the Company restructured its first lien senior secured term loan, common equity, and warrants in Allied Wireline Services, LLC into a Class A Note, Class B common equity and Class C common equity with total cost of $5,115. This cashless restructuring resulted in a $5,310 realized loss, which was fully offset by a $5,802 reversal of unrealized depreciation.

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

(5)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 with an additional $2,101 in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $1,678 in escrow proceeds in cash through September 2021 with the final release of its escrow proceeds and realized additional gains and losses in 2020 and 2021 to reflect expected and final collectability of the remaining receivable.

(6)

On December 29, 2020, the Company sold its Series A preferred equity for $10,705 and sold its common shares for a $5,840 subordinated sellers note and $510 in cash and warrants valued at $0. The Company recognized a realized gain of $3,829 on the transaction. Subsequently, in the fourth quarter of 2021, the Company was repaid on its subordinated sellers note and its warrants were redeemed, resulting in a realized gain of $80.

(7)

During the second quarter of 2020, the Company received proceeds of $2,633 from the partial repayment of its first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1,300 in expected proceeds were reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities at December 31, 2020, resulting in a realized loss of $17,390. This realized loss was largely offset by a corresponding reversal of unrealized depreciation. Subsequently, in 2021, the Company received cash of $498 and recorded additional realized losses to reflect the expected collectability of the remaining receivable balance.

(8)

In May 2019, the Company received $16,820 in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22,713 was largely offset by a corresponding change in unrealized appreciation. In 2021, the Company recorded realized losses to reflect collectability of the remaining receivable balance.

(9)

On December 31, 2019, the Company sold its subordinated debt investment in Martex Fiber Southern Corp., resulting in a receivable of $4,333. The proceeds were subsequently received in January 2020. The realized loss of $5,553 was partially offset by a corresponding change in unrealized appreciation.

(10)

In April 2020, New Host Holdings, LLC was dissolved and the Company wrote off its common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(11)

On September 30, 2020, the Company restructured its first lien senior secured term loan and revolvers in OEM Group, LLC into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par. This cashless restructuring resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation. The Company is not recognizing interest income on the restructured second lien term loan as of December 31, 2021.

(12)	On December 15, 2021, the Company sold our Series A convertible preferred stock in Sciens Building Solutions, LLC resulting in total proceeds of $2,319 and a $2,106 realized gain.
(13)

On December 21, 2020 as part of a bankruptcy resolution relating to an investment the Company restructured its term loan which consisted of a par balance of $5,141 and capitalized interest of $261 into a first-out term loan of $2,158 and a last-out term loan of $543. In connection with the bankruptcy, the Company reduced the value of its investments and recognized a $2,384 loss as part of the cashless restructuring.

(14)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018. In 2021, the Company recorded realized losses to reflect collectability of the remaining receivable balance.

(15)

On December 30, 2021, the Company was repaid on its first lien senior secured term loan in Urology Management Associates, LLC, and sold its common equity for total sales proceeds of $1,970, which resulted in a realized gain of $1,201 during the year ended December 31, 2021.

(16)

On May 7, 2020, the Company agreed to contribute its preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC. This cashless restructuring resulted in a $929 realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

(17)

In June 2021 and December 2021, the Company redeemed its 2022 Notes and 2023 Notes, respectively. In connection with the redemptions, the Company realized losses on the extinguishment of debt equal to the difference between the amounts paid to redeem the Notes and the Notes’ carrying value.

6. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the years ended December 31,
	2021	2020	2019
Numerator—net increase (decrease) in net assets resulting from operations:	$17,707	$(36,650)	$(24,610)
Denominator—basic and diluted weighted average common shares:	30,109	31,342	31,313
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.59	$(1.17)	$(0.79)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each year because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021				December 31, 2020
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$150,000	$114,100	$69,840	3.50%	$100,000	$57,661	$71,675	3.50%
2022 Notes	-	-	28,500	-	60,000	60,000	60,000	6.75%
2023 Notes	-	-	50,460	-	51,607	51,607	51,607	6.13%
2026 Notes	111,600	111,600	45,480	4.90%	-	-	-	-
Total	$261,600	$225,700	$194,280	4.19%	$211,607	$169,268	$183,282	5.45%

(1)

As of December 31, 2021, borrowings outstanding excludes deferred financing costs of $3,188 and includes an issuance premium of $381 for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2021.
(3)

As of December 31, 2020, borrowings outstanding excludes deferred financing costs of $714 for the 2022 Notes and $1,218 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(5)

Represents the weighted average interest rate as of December 31, 2021 and December 31, 2020. The weighted average interest rate as of December 31, 2021 incorporates the amortization of the $0.4 million premium received on the issuance of the 2026 Notes.

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

On March 26, 2019, the Company entered into Amendment No. 1 which amended the Revolving Facility to, among other things, (i) reduce the size of the commitments thereunder to $190,000; (ii) provide a $20,000 letter of credit subfacility; and (iii) lower the testing levels of certain financial covenants.

On March 13, 2020, the Company entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190,000 to $150,000.

On April 14, 2020, the Company entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced the shareholder’s equity and obligor’s net worth test from a minimum of $175,000 each to a minimum of $140,000 each; (iii) permanently reduced the size of the lender’s commitments under the Revolving Facility from $150,000 to $120,000; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, as well as added a 50 basis point LIBOR floor.

On October 16, 2020, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which, among other things, (i) reduced the size of the revolver commitment from $120,000 to $100,000; (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.00%;  (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%; and (iv) extended the maturity date from December 2022 to October 2024 (with a one year term out period beginning in October 2023).

The Revolving Facility includes an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped.  The Third Amended and Restated Senior Secured Revolving Credit Agreement revised the cap from $300,000 to $200,000.

On March 31, 2021, the Company entered into an Incremental Commitment Agreement which increased the size of the revolver commitment from $100,000 to $125,000. On September 15, 2021, the Company entered into an Incremental Commitment and Assumption Agreement which further increased the size of the revolver commitment from $125,000 to $150,000.

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 3.00% (with a 0.50% LIBOR floor). The Company elects the LIBOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2021.

The non-use fee is 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility.

As of December 31, 2021, the Company had USD borrowings of $114,100 outstanding under the Revolving Facility with a year-end interest rate of 3.50%.

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

The credit agreement governing the Revolving Facility also includes default provisions such as the failure to make timely payments under the Revolving Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Revolving Facility, which, if not complied with, could, at the option of the lenders under the Revolver Facility, accelerate repayment under the Revolving Facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company cannot be assured that it will be able to borrow funds under the Revolving Facility at any particular time or at all. The Company was in compliance with all financial covenants under the Revolving Facility during the year ended December 31, 2021.

For the year ended December 31, 2021, the Company borrowed $260,600 and repaid $204,161. For the year ended December 31, 2020, the Company borrowed $25,500 and repaid $34,000 under the Revolving Facility. For the year ended December 31, 2019, the Company borrowed $105,450 and repaid $147,529 (includes CAD 19,389 converted at the time of the repayment to USD $14,779) under the Revolving Facility.

As of December 31, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2021 and December 31, 2020, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,940, $2,948 and $5,209, respectively, were incurred in connection with the Revolving Facility for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization of deferred financing costs of $493, $1,307 and $906, which included $0, $828 and $353 of accelerated unamortized deferred financing costs, respectively, were incurred in connection with the Revolving Facility for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and December 31, 2020, the Company had $1,496 and $1,757, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

The 1940 Act was modified by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of December 31, 2021 was 184%.

Notes

2022 Notes

In December 2015 and November 2016, the Company completed public offerings of $35,000 and $25,000, respectively, in aggregate principal amount of 6.75% notes due 2022 (“2022 Notes”). The 2022 Notes bore interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and traded on the New York Stock Exchange under the trading symbol “FCRZ”. On June 21, 2021, the Company redeemed at par the 2022 Notes with proceeds from the issuance of the 2026 Notes (see below).  As a result of this redemption, the Company recognized a loss on extinguishment of debt of $543 during the year ended December 31, 2021 on the Consolidated Statements of Operations.

2023 Notes

On October 16, 2018, the Company completed a public offering of $51,607 in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"), including the underwriters’ exercise of their option to purchase an additional $1,607 to cover overallotments. The 2023 Notes bore interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and traded on the New York Stock Exchange under the trading symbol “FCRW”. On December 22, 2021, the Company redeemed at par the 2023 Notes with proceeds from the issuance of the 2026 Notes (see below).  As a result of this redemption, the Company recognized a loss on extinguishment of debt of $789 during the year ended December 31, 2021 on the Consolidated Statements of Operations.

2026 Notes

On June 2, 2021, the Company completed a public offering of $69,000 in aggregate principal amount of 5.00% notes due 2026 (“2026 Notes”), including the underwriters’ exercise of their option to purchase an additional $9,000 to cover overallotments. The 2026 Notes mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The 2026 Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning September 30, 2021. The 2026 Notes trade on the New York Stock Exchange under the trading symbol “FCRX”.  The Company used the net proceeds of the 2026 Notes to redeem the 2022 Notes and partially repay outstanding indebtedness under the Revolving Credit Facility.

On November 17, 2021, the Company completed a public offering of an additional $42,600 in aggregate principal amount of 5.00% 2026 Notes, including the underwriters’ exercise of their option to purchase an additional $2,600 to cover overallotments. The 2026 Notes were issued at a price of 101% of the aggregate principal amount of the 2026 Notes. The additional 2026 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of the 2026 Notes.  The Company used the net proceeds of the 2026 Notes to redeem the 2023 Notes.

The 2022 Notes, 2023 Notes, and 2026 Notes are collectively referred to as the Notes, except that the 2022 and 2023 Notes are not included with respect to dates subsequent to their redemption, and the 2026 Notes are not included with respect to dates prior to their issuance.

As of December 31, 2021, the carrying amount and fair value of the 2026 Notes was $111,600 and $114,055, respectively. As of December 31, 2020, the carrying amount and fair value of the 2023 Notes was $51,607 and $52,392, respectively. As of December 31, 2020, the carrying amount and fair value of the 2022 Notes was $60,000 and $60,648, respectively. The fair values of the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, the Company incurred $2,568, $2,213, and $3,494 of fees and expenses, respectively. These deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31, 2021, 2020 and 2019, the Company amortized approximately $1,108, $809 and $809 of deferred financing costs, respectively, and is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2021, the Company had $3,188 of remaining deferred financing costs on the Notes, which was netted with the $381 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020, the Company had $1,933 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred interest expense on the Notes of $7,300, $7,211 and $7,211, respectively.

The indenture and supplements thereto relating to the Notes contain certain covenants, including but not limited to (i) an inability to incur additional borrowings, including through the issuance of additional debt or the sale of additional debt securities unless the Company’s asset coverage, meets the definition in the 1940 Act after such borrowing and (ii) if the Company is not subject to the reporting requirements under the Securities and Exchange Act of 1934 to file periodic reports with the SEC, the Company will provide interim and consolidated financial information to the holders of the Notes and the trustee.

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

As of December 31, 2021 and 2020, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2021	December 31, 2020
Unfunded delayed draw facilities
Advanced Web Technologies	$365	$798
Alcanza Clinical Research	250	—
Alpine X	913	—
AppFire Technologies, LLC	—	163
BCDI Rodeo Dental Buyer, LLC	125	660
CC Amulet Management, LLC	922	—
Cedar Services Group, LLC	142	—
ConvenientMD	1,719	—
Doxa Insurance Holdings, LLC	1,419	1,060
Endo1 Partners	515	—
Groundworks Operations, LLC	—	928
HealthDrive Corporation	79	—
Integrated Pain Management Medical Group, Inc.	379	—
Lighthouse Lab Services	546	—
MarkLogic Corporation	565	—
Multi Specialty Healthcare LLC	150	—
Newcleus, LLC	1,271	—
PDFTron Systems Inc.	194	602
Socius Insurance Services, Inc.	1,842	—
SuperHero Fire Protection, LLC	613	—
Technology Partners, LLC	1,037	—
TMA Buyer, LLC	1,540	—
Tricor Borrower, LLC	1,326	—
TriStrux, LLC	1,448	—
	17,360	4,211
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
A&A Global Imports, LLC	566	—
ABC Legal Services, LLC	—	663
Action Point, Inc	567	667
Advanced Web Technologies	315	297
Alcanza Clinical Research	125	—
Alpine SG, LLC	105	—
Alpine X	228	—
AppFire Technologies, LLC	—	163
Aurotech, LLC	427	427
Automated Control Concepts, Inc.	667	—
BCDI Rodeo Dental Buyer, LLC	1,050	—
CC Amulet Management, LLC	512	—
Cedar Services Group, LLC	802	—
Certify, Inc.	53	53
Communication Technology Intermediate	—	415
ConvenientMD	688	—
Danforth Advisors	17	—
Doxa Insurance Holdings, LLC	344	344
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	900	1,500
Groundworks Operations, LLC	99	99

	As of
	December 31, 2021	December 31, 2020
HealthDrive Corporation(2)	2,171	1,758
iLending LLC	718	—
Integrated Pain Management Medical Group, Inc.	442	—
IRC Opco LLC	824	—
Lash Opco LLC	441	335
Lighthouse Lab Services	921	—
Loadmaster Derrick & Equipment, Inc. (3)	225	3,376
MarkLogic Corporation	278	278
Marlin DTC-LS Midco 2, LLC	143	—
Matilda Jane Holdings, Inc.	652	978
Multi Specialty Healthcare LLC	711	711
Newcleus, LLC	435	—
NWN Parent Holdings LLC	478	—
PDFTron Systems Inc.	298	213
QuarterMaster Newco, LLC	365	365
Quorum Health Resources	674	—
Sequoia Consulting Group, LLC	49	—
smarTours, LLC	367	604
Socius Insurance Services, Inc.	525	—
SolutionReach, Inc.	933	233
SuperHero Fire Protection, LLC	327	—
Technology Partners, LLC	747	—
The Mulch & Soil Company, LLC	522	—
TMA Buyer, LLC	385	—
Tricor Borrower, LLC	288	—
TriStrux, LLC	925	—
Women's Health USA, Inc.	—	1,500
	24,079	16,749
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	363
	1,043	1,043
Total unfunded commitments	$42,482	$22,003

(1)	The Company had sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	As of December 31, 2020, the Company has issued a standby letter of credit of $3,096 which expired on January 19, 2021.

The changes in fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

9. Distributable Taxable Income

The following reconciles net decrease in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$17,707	$(36,650)
Net realized loss on investments	982	44,175
Net change in unrealized (appreciation) depreciation on investments	(6,537)	3,529
Benefit for taxes on unrealized gain on investments	(156)	(209)
Expenses not currently deductible and income and realized losses not currently includable	(1,458)	(327)
Non-deductible expenses and income not includable	117	(363)
Taxable income before deductions for distributions paid	$10,655	$10,155

The above amount of 2021 taxable income before deductions for distributions is an estimate. Taxable income will be finalized before the Company files its Federal tax return for 2021 by September 2022.

For the years ended December 31, 2021 and 2020, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2021	2020
Accumulated undistributed net realized gains	$1,041	$5,624
Accumulated undistributed net investment income	(824)	(264)
Paid-in capital in excess of par	$(217)	$(5,360)
Distributable earnings	217	5,360

As of December 31, 2021 and 2020, the cost of investments for tax purposes was $475,899 and $435,485, respectively, resulting in net unrealized depreciation of ($83,820) and ($97,903) respectively. As of December 31, 2021 and 2020, the Company had estimated net operating losses of $24,481 and $18,061, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2021 and 2020, the Company recorded an allowance of $19,268 and $12,284, respectively, against these federal and state net operating loss carryforwards. As of December 31, 2021 and 2020, the Company had estimated capital loss carryforwards of $7,195 and $12,686, respectively, which can be carried back to the three preceding years or carried forward five years before expiration. As of December 31, 2021 and 2020, the Company recorded an allowance of $7,154 and $12,067 against these federal and state capital loss carryforwards. As of December 31, 2021 and 2020, the Company had estimated long-term net capital loss carryforwards not subject to expiration of $136,616 and $133,331, respectively. As of December 31, 2021 and 2020, the Company has estimated short-term net capital loss carryforwards not subject to expiration of $5,413 and $4,569, respectively.

Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after December 22, 2011, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the rules applicable to pre-enactment capital losses.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2021, 2020 and 2019.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distributions will be mailed to the Company’s stockholders of record. The Company may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when paid to non-U.S. stockholders with proper documentation.

The tax character of distributions declared and paid in 2021 represented $12,044 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2020 represented $15,785 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2019 represented $26,174 from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2021 and 2020 were $217 and $5,360, respectively.

11. Financial Highlights

	For the years ended December 31,
	2021	2020	2019	2018	2017
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$6.15	$7.64	$9.15	$10.51	$11.82
Net investment income, after taxes(2)	0.40	0.35	0.87	1.07	1.21
Net realized (loss) on investments(2)	(0.03)	(1.41)	(1.27)	(1.00)	(0.53)
Income tax provision, realized gain(2)	—	—	—	—	(0.03)
Net change in unrealized appreciation (depreciation) on investments(2)(5)	0.22	(0.12)	(0.40)	(0.38)	(0.96)
Benefit (provision) for taxes on unrealized gain on investments(2)	—	0.01	0.01	(0.01)	0.07
Net increase (decrease) in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	0.59	(1.17)	(0.79)	(0.32)	(0.24)
Accretive effect of repurchase of common stock	—	0.01	0.12	0.04	0.01
Dilutive effect of share issuance	—	(0.18)	—	—	—
Accretive effect of tender offer	—	0.36	—	—	—
Distributions to stockholders from net investment income	(0.40)	(0.51)	(0.84)	(1.08)	(1.08)
Total distributions	(0.40)	(0.51)	(0.84)	(1.08)	(1.08)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$6.34	$6.15	$7.64	$9.15	$10.51
Per share market value at end of period	$4.47	$3.65	$6.31	$6.08	$9.05
Total return(3)	34.09%	(31.22%)	17.70%	(22.38%)	1.14%
Shares outstanding at end of period	30,076	30,109	30,022	32,318	32,674
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$190,706	$185,195	$229,455	$295,681	$343,327
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (4)(6)(8)	10.25%	10.14%	9.29%	9.62%	9.90%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (7)(9)	6.28%	5.82%	10.21%	10.34%	10.43%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	33.07%	23.60%	32.55%	21.94%	17.13%

	For the years ended December 31,
	2016	2015	2014	2013	2012
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$12.58	$13.08	$13.36	$13.20	$13.24
Net investment income, after taxes(2)	1.35	1.41	1.42	1.37	1.38
Net realized (loss) on investments(2)	(1.17)	0.01	(0.38)	0.09	0.01
Income tax provision, realized gain(2)	—	—	(0.01)	—	—
Net change in unrealized appreciation (depreciation) on investments(2)(5)	0.33	(0.53)	0.06	0.01	(0.06)
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	(0.04)	—	(0.07)	(0.02)
Net change in unrealized appreciation (depreciation) of interest rate derivative(2)	-	—	—	0.02	(0.06)
Interest rate derivative periodic interest payments, net (2)	(0.01)	(0.01)	(0.01)	(0.01)	—
Net increase (decrease) in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	0.51	0.84	1.08	1.41	1.25
Accretive effect of repurchase of common stock	0.02	0.02	—	—	—
Accretive effect of share issuance	—	—	—	0.18	0.05
Distributions to stockholders from net investment income	(1.29)	(1.36)	(1.30)	(1.42)	(1.29)
Distributions to stockholders from net realized gains	—	—	(0.06)	(0.01)	(0.05)
Total distributions	(1.29)	(1.36)	(1.36)	(1.43)	(1.34)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$11.82	$12.58	$13.08	$13.36	$13.20
Per share market value at end of period	$10.01	$10.70	$11.76	$16.49	$14.79
Total return(3)	5.76%	2.41%	(20.96%)	22.10%	33.43%
Shares outstanding at end of period	32,925	33,311	33,905	33,905	26,315
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$389,820	$418,899	$443,621	$452,942	$347,484
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (4)(6)(8)	9.96%	10.87%	9.79%	8.73%	8.14%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (7)(9)	11.19%	10.81%	10.70%	10.25%	10.39%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	18.94%	22.85%	28.98%	33.09%	53.95%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012 the ratio components included 1.61%, 1.02%, 2.06%, 2.67%, 2.73%, 2.75%, 2.69%, 2.47%, 1.86% and 1.72% of net base management fee, 0.00%, (0.22%), (0.04%), (0.01%), 0.62%, 1.12%, 2.70%, 2.48%, 2.64% and 2.43% of net incentive fee, 6.10%, 6.58%, 5.27%, 4.97%, 4.92%, 3.06%, 3.29%, 2.47%, 1.76% and 1.43% of the cost of borrowing, 2.38%, 2.71%, 1.93%, 1.80%, 1.93%, 2.02%, 1.95%, 2.05%, 1.85% and 2.19% of other operating expenses, and 0.16%, 0.05%, 0.07%, 0.19%, (0.30%), 0.01%, 0.22%, 0.09%, 0.49% and 0.16% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions, as applicable.

(6)

Ratio of total expenses before incentive fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 10.13% and 10.12% for the years ended December 31, 2018 and 2017, respectively. The incentive fee waiver was not applicable to fiscal years 2021, 2020, 2019, 2016, 2015, 2014, 2013 or 2012.

(7)

Ratio of net investment income before incentive fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 9.82% and 10.21% for the years ended December 31, 2018 and 2017, respectively. The incentive fee waiver was not applicable to fiscal years 2021, 2020, 2019, 2016, 2015, 2014, 2013 or 2012.

(8)

Ratio of total expenses before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 10.71%, 11.11% and 9.49% for the years ended December 31, 2021, 2020 and 2019, respectively. The management fee waiver was not applicable to fiscal years 2018, 2017, 2016, 2015, 2014, 2013 or 2012.

(9)

Ratio of net investment income before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 5.82%, 4.84% and 10.02% for the years ended December 31, 2021, 2020 and 2019, respectively. The management fee waiver was not applicable to fiscal years 2018, 2017, 2016, 2015, 2014, 2013 or 2012.

12. Stock Repurchase Program and Tender Offer

Stock Repurchase Program

On March 2, 2018 the Company’s board of directors authorized a $20,000 stock repurchase program, which was extended and modified on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15,000. Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program which expired on December 16, 2020. Effective December 17, 2019, the Company adopted a stock trading plan (“the Plan”) in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. On May 4, 2021 the Company’s board of directors authorized a new $10,000 stock repurchase program, which, unless extended by the board of directors, will expire on May 5, 2022 and may be modified or terminated at any time, for any reason, and without prior notice. The Company has provided its stockholders with notice of its ability to repurchase shares of our common stock in accordance with 1940 Act requirements. The Company retired all shares of common stock purchased in connection with the stock repurchase program and plan to retire all such shares of common stock that it purchases in the future in connection with the program.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Dollar amount repurchased (1)(2)	$152	$2,161	$15,442
Shares repurchased	33	341	2,296
Average price per share (including commission)	$4.58	$6.33	$6.73
Weighted average discount to net asset value	29.80%	16.99%	22.37%

(1)

Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the year ended December 31, 2020 were under the Plan terminated on March 10, 2020.

(2)	Effective December 16, 2020, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. All shares repurchased during the year ended December 31, 2021 were under the Plan.

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

13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021, except as discussed below.

From January 1, 2022 through March 3, 2022, the Company made follow-on investments, including revolver and delayed draw fundings, totaling $3,699 at a combined weighted average yield based upon cost at time of investment of 6.5%.

On March 1, 2022, the Board declared a dividend of $0.10 per share payable on March 31, 2022 to stockholders of record at the close of business on March 15, 2022.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of December 31, 2021

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2021
Control Investments
—51.02% of net asset value
Control Investments - Majority Owned
—51.02% of net asset value
First lien senior secured debt
—8.57% of net asset value
Southeast
—3.64% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2022	10,666	$1,393	$(750)	$—	$(1,082)	$—	$6,933
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (LIBOR + 10.3% PIK) (3) due 12/31/2022	12,608	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (LIBOR + 12% PIK) (3) due 12/31/2022	3,034	—	—	—	—	—	—
Subtotal Southeast		$1,393	$(750)	$—	$(1,082)	$—	$6,933

Southwest
—4.93% of net asset value
OEM Group, LLC - Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025 (12)	9,385	$885	$—	$—	$—	$796	$9,385
Subtotal Southwest		$885	$—	$—	$—	$796	$9,385

Subtotal first lien senior secured debt		$2,278	$(750)	$—	$(1,082)	$796	$16,318

Second lien debt
—4.27% of net asset value
Southeast
—4.27% of net asset value

OEM Group, LLC - Second Lien revolver 10.0% PIK due 9/30/2025 (10)(12)	49,884	$—	$—	$—	$(1,671)	$—	$8,151
Subtotal Southeast		$—	$—	$—	$(1,671)	$—	$8,151

Subtotal second lien debt		$—	$—	$—	$(1,671)	$—	$8,151

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

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of December 31, 2021

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2021

Investments in funds
—38.18% of net asset value
Northeast
—38.18% of net asset value
First Eagle Logan JV, LLC (4)(6)(7)		$—	$(237)	$—	$4,908	$6,563	$72,803
Subtotal investments in funds		$—	$(237)	$—	$4,908	$6,563	$72,803

Total Control Investments - Majority Owned		$2,278	$(987)	$—	$2,155	$7,359	$97,272

Total Control Investments		$2,278	$(987)	$—	$2,155	$7,359	$97,272

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, II LLC (4)(6)(8)		$—	$—	$—	$(1)	$145	$—
Subtotal Northeast		$—	$—	$—	$(1)	$145	$—

Subtotal investments in funds		$—	$—	$—	$(1)	$145	$—

Total Affiliate Investments		$—	$—	$—	$(1)	$145	$—

Total Control and Affiliate Investments—— 51.01% of net asset value		$2,278	$(987)	$—	$2,154	$7,504	$97,272

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2021. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.10%, 0.15%, 0.21%, and 0.34%, respectively. As of December 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.14%, 0.19%, 0.24%, and 0.26%.

(3)	Loan was on non-accrual as of December 31, 2021.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(10)	Restructured loan for which income is not being recognized as of December 31, 2021.
(11)	Includes reorganizations and restructuring of investments.
(12)

On September 30, 2020, the Company restructured its first lien senior term loan and revolvers in OEM Group, LLC (“OEM”) into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par. This transaction resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation. The Company is not recognizing interest income on the restructured second lien term loan as of December 31, 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Acts accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of First Eagle Alternative Capital BDC, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “First Eagle” refer to First Eagle Alternative Capital BDC, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 as of December 31, 2021 – Page 205

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

4.3

Fourth Supplemental Indenture, dated as of May 25, 2021, between Registrant and U.S. Bank National Association. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 25, 2021).

4.4	Form of 5.00% Note due 2026 (included as part of Exhibit 4.3).

4.5	Description of First Eagle Alternative Capital BDC, Inc.’s Registered Securities*. (Incorporated by reference from the Registrant’s Form 10-K filed on March 5, 2021).

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010).

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

21	Subsidiaries of the Registrant*

23.1	Consent of the Independent Registered Public Accounting Firm with respect to First Eagle Alternative Capital BDC, Inc.*

23.2	Consent of the Independent Registered Public Accounting Firm with respect to First Eagle Logan JV, LLC*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934* (as amended).

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*.

32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*.

99.1	Financial Statements of First Eagle Logan JV, LLC as of and for the year ended December 31, 2021 (audited)* .

(*)	Filed herewith

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2022	By:	/s/ CHRISTOPHER J. FLYNN
First Eagle Alternative Capital BDC, Inc. Christopher J. Flynn Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2022	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Director and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2022	By:	/S/ JENNIFER M. WILSON
Jennifer M. Wilson Chief Accounting Officer
Date: March 3, 2022	By:	/S/ NANCY HAWTHORNE
Nancy Hawthorne Chairman of the Board of Directors

Date: March 3, 2022	By:	/S/ EDMUND P. GIAMBASTIANI, JR
Edmund P. Giambastiani, Jr Director

Date: March 3, 2022	By:	/S/ DEBORAH MCANENY
Deborah McAneny Director

Date: March 3, 2022	By:	/S/ JAMES D. KERN
James D. Kern Director

Date: March 3, 2022	By:	/S/ JANE NELSON
Jane Nelson Director