Form 10-Q
period 2022-03-31
First Eagle Alternative Capital BDC, Inc.
filed 2022-05-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to

Commission file number 814-00789

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Boylston St., Suite 1200, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FCRD	NASDAQ Global Select Market
5.00% Senior Notes due 2026	FCRX	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 9, 2022 was 29,922,028.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

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
•

changes in political, economic or industry conditions, the interest rate environment, financial and capital markets, and other external factors, including the current novel coronavirus (“COVID-19”) pandemic, related COID-19 variants, inflation and recent supply chain disruptions as well as recent turmoil in Ukraine and Russia, which could result in changes in the value of our assets;

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

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;
•	our contractual arrangements and relationships with third parties;
•	any future financings by us;
•	the ability of the Advisor to attract and retain highly talented professionals;
•	fluctuations in foreign currency exchange rates;
•	the impact of changes to tax legislation and, generally, our tax position;
•	the impact of pandemics or other serious public health epidemics, such as the COVID-19 pandemic on our operations, our portfolio companies' business, or the global economy;
•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2022 (unaudited)	December 31, 2021
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $312,012 and $297,497, respectively)	$305,013	$294,807
Controlled investments (cost of $150,989 and $149,664, respectively)	95,685	97,272
Non-controlled, affiliated investments (cost of $1 and $1, respectively)	—	—
Cash	6,099	16,276
Escrows and other receivables	1,392	1,566
Interest, dividends, and fees receivable	4,150	3,265
Deferred tax assets	2,359	2,261
Deferred financing costs	2,271	1,496
Prepaid expenses and other assets	1,274	769
Due from affiliate	59	49
Total assets	$418,302	$417,761
Liabilities:
Loans payable	$121,500	$114,100
Notes payable ($111,600 and $111,600 face amounts, respectively, reported net of deferred financing costs of $2,658 and $2,807, respectively)	108,942	108,793
Accrued expenses and other liabilities	1,010	1,033
Deferred tax liability	1,354	1,556
Base management fees payable	629	1,063
Due to affiliate	1,188	116
Accrued interest and fees	274	276
Accrued administrator expenses	155	118
Total liabilities	$235,052	$227,055
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 29,964 and 30,076 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	30	30
Paid-in capital in excess of par	417,721	418,227
Accumulated deficit	(234,501)	(227,551)
Total net assets	$183,250	$190,706
Total liabilities and net assets	$418,302	$417,761
Net asset value per share attributable to First Eagle Alternative Capital BDC, Inc.	$6.12	$6.34

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2022	2021
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$5,221	$5,113
PIK interest income	54	123
Other income	222	155
From non-controlled, affiliated investments:
Other income	8	41
From controlled investments:
Cash interest income	199	188
Dividend income	1,680	1,568
Total investment income	7,384	7,188
Expenses:
Interest and fees on borrowings	2,376	2,366
Base management fees	1,029	879
Administrator expenses	295	221
Other general and administrative expenses	285	299
Amortization of deferred financing costs	286	408
Professional fees	395	416
Directors' fees	169	169
Total expenses	4,835	4,758
Management fee waiver	(400)	(879)
Total expenses, net of fee waivers	4,435	3,879
Income tax provision, excise and other taxes	25	26
Net investment income	2,924	3,283
Realized Gain (Loss) and Change in Unrealized (Depreciation) Appreciation on Investments:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	44	(3,144)
Net realized gain (loss) on investments	44	(3,144)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(4,308)	5,594
Controlled investments	(2,911)	4,087
Net change in unrealized (depreciation) appreciation on investments	(7,219)	9,681
Net realized and unrealized (loss) gain from investments	(7,175)	6,537
Benefit of (provision for) taxes on unrealized loss on investments	300	(331)
Net (decrease) increase in net assets resulting from operations	$(3,951)	$9,489
Net investment income per common share:
Basic and diluted	$0.10	$0.11
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.13)	$0.32
Weighted average shares of common stock outstanding:
Basic and diluted	30,012	30,109

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the three months ended March 31,
	2022	2021
(Decrease) increase in net assets from operations:
Net investment income	$2,924	$3,283
Net realized gain (loss) on investments	44	(3,144)
Net change in unrealized (depreciation) appreciation on investments	(7,219)	9,681
Benefit of (provision for) taxes on unrealized loss on investments	300	(331)
Net (decrease) increase in net assets resulting from operations	(3,951)	9,489
Distributions to stockholders:
Distributions to stockholders from net investment income	(2,999)	(3,011)
Total distributions to stockholders	(2,999)	(3,011)
Capital share transactions:
Repurchase of common stock	(506)	—
Net decrease in net assets from capital share transactions	(506)	—
Total (decrease) increase in net assets	(7,456)	6,478
Net assets at beginning of period	190,706	185,195
Net assets at end of period	$183,250	$191,673
Common shares outstanding at end of period	29,964	30,109
Capital share activity:
Shares repurchased	112	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(3,951)	$9,489
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	7,219	(9,681)
Net realized gain on investments	(51)	1,888
Increase in investments due to interest paid-in-kind	(54)	(132)
Amortization of deferred financing costs	286	408
Accretion of discounts on investments and other fees	(229)	(300)
Changes in operating assets and liabilities:
Purchases of investments	(19,482)	(25,206)
Proceeds from sale and paydown of investments	3,978	8,154
Increase in interest, dividends and fees receivable	(885)	(143)
Decrease in escrows and other receivables	174	1,151
(Increase) decrease in due from affiliates	(10)	(2)
Increase in deferred tax asset	(98)	(7)
Increase in prepaid expenses and other assets	(505)	(57)
Decrease in accrued expenses and other liabilities	(23)	14,883
Increase (decrease) in due to affiliate	1,072	(326)
(Decrease) increase in accrued credit facility fees and interest	(2)	(75)
Decrease in deferred tax liability	(202)	338
(Decrease) increase in base management fees payable, net	(434)	—
Increase in accrued administrator expenses	37	—
Decrease in accrued incentive fees payable, net	—	(156)
Net cash provided by operating activities	(13,160)	226
Cash flows from financing activities:
Repurchase of common stock	(506)	—
Borrowings under credit facility	19,400	18,000
Repayments under credit facility	(12,000)	(9,500)
Distributions paid to stockholders	(2,999)	(3,011)
Financing and offering costs paid	(912)	(133)
Net cash provided by financing activities	2,983	5,356
Net (decrease) increase in cash	(10,177)	5,582
Cash, beginning of period	16,276	7,615
Cash, end of period	$6,099	$13,197
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$2,363	$2,280
PIK income earned	$54	$123

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments

First lien senior secured debt
—161.83% of net asset value
Canada
—7.71% of net asset value
Hudson's Bay Company ULC (7)	Retail	8.3% (LIBOR + 7.3%)	9/30/2021	9/29/2026	$6,928	$6,802	$6,791
PDFTron Systems Inc. (7)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/13/2027	1,633	1,603	1,607
PDFTron Systems Inc. (7)(8)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/15/2026	298	293	294
PDFTron Systems Inc. (7)(22)	Services: Business	6.5% (LIBOR + 5.5%)	7/15/2021	7/13/2027	522	513	514
PDFTron Systems Inc. (7)	Services: Business	6.5% (SOFR + 5.5%)	3/24/2022	7/15/2027	5,000	4,900	4,925
				Subtotal Canada	$14,381	$14,111	$14,131
Midwest
—15.99% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	$2,027	$1,994	$2,026
Advanced Web Technologies (8)	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	46	39	45
Advanced Web Technologies (22)	Containers, Packaging, & Glass	6.8% (LIBOR + 5.8%)	12/17/2020	12/17/2026	797	785	796
Doxa Insurance Holdings, LLC	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,580	1,549	1,580
Doxa Insurance Holdings, LLC (8)(9)	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	—	(7)	—
Doxa Insurance Holdings, LLC(22)	Insurance	7.3% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,911	1,874	1,911
Doxa Insurance Holdings, LLC(22)	Insurance	7.3% (LIBOR + 6.3%)	8/16/2021	12/4/2026	719	680	719
1-800 Hansons, LLC (11)	Services: Consumer	10.5% (LIBOR + 9.5%) (9.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	3,310	3,303	3,243
1-800 Hansons, LLC (8)	Services: Consumer	9.5% (LIBOR + 8.5%)	10/19/2017	10/19/2022	209	209	205
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2023	5,271	5,261	5,219
IRC Opco LLC (8)(9)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	1/4/2019	1/5/2026	—	(2)	—
IRC Opco LLC	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	7/1/2021	1/4/2023	993	983	983
IRC Opco LLC	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	10/21/2021	1/4/2026	249	245	246
Matilda Jane Holdings, Inc.	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	4/28/2017	5/1/2022	11,049	11,044	8,287
Matilda Jane Holdings, Inc. (8)	Consumer Goods: Non-Durable	9.5% (LIBOR + 8.5%)	10/30/2020	5/1/2022	652	652	489
Tricor Borrower, LLC	Banking	6.3% (LIBOR + 5.3%)	10/22/2021	10/22/2026	3,215	3,170	3,167
Tricor Borrower, LLC(8)(9)	Banking	6.3% (LIBOR + 5.3%)	10/22/2021	10/22/2026	—	(4)	—
Tricor Borrower, LLC(22)	Banking	6.3% (LIBOR + 5.3%)	10/22/2021	10/22/2026	401	386	395
				Subtotal Midwest	$32,429	$32,161	$29,311
Northeast
—44.99% of net asset value
3SI Security Systems	Services: Consumer	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$3,905	$3,891	$3,825
Alcanza Clinical Research	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	12/21/2021	12/15/2027	500	493	493
Alcanza Clinical Research(8)(9)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(2)	—
Alcanza Clinical Research(9)(22)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(1)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Alcanza Clinical Research	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	3/23/2022	12/15/2027	6,625	6,510	6,526
Aurotech, LLC (19)	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	2,939	2,880	1,077
Aurotech, LLC (8)(9)(19)	High Tech Industries	8.0% (LIBOR + 7.0%)	10/30/2020	10/30/2025	—	(9)	—
Automated Control Concepts, Inc.	High Tech Industries	6.5% (LIBOR + 5.5%)	10/22/2021	10/22/2026	2,653	2,616	2,614
Automated Control Concepts, Inc.(8)	High Tech Industries	6.5% (LIBOR + 5.5%)	10/22/2021	10/22/2026	167	155	164
Cedar Services Group, LLC	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	2,896	2,858	2,875
Cedar Services Group, LLC (8)(9)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(11)	—
Cedar Services Group, LLC (22)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	6/9/2021	6/11/2027	1,274	1,255	1,264
Cedar Services Group, LLC	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	3/1/2022	6/11/2027	1,000	980	993
Cedar Services Group, LLC (9)(22)	Sovereign & Public Finance	7.0% (LIBOR + 6.0%)	3/1/2022	6/11/2027	—	(14)	—
Certify, Inc.	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	1,544	1,535	1,544
Certify, Inc. (23)	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	211	209	211
Certify, Inc. (8)	Services: Business	6.5% (LIBOR + 5.5%)	2/28/2019	2/28/2024	18	17	18
ConvenientMD	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	6/9/2021	6/15/2027	5,459	5,385	5,459
ConvenientMD (8)(9)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(9)	—
ConvenientMD (9)(22)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(8)	—
Danforth Advisors	Services: Business	6.3% (LIBOR + 5.3%)	12/9/2021	12/9/2027	190	188	188
Danforth Advisors	Services: Business	6.3% (LIBOR + 5.3%)	12/9/2021	12/9/2027	—	—	—
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	9,675	9,641	9,675
HealthDrive Corporation	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	8/30/2021	12/21/2023	100	98	100
HealthDrive Corporation (8)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	546	540	546
HealthDrive Corporation (22)	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.5%)	8/30/2021	12/21/2023	18	18	18
Lighthouse Behavioral Health Solutions, LLC (8)(9)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	3/28/2022	3/28/2028	—	(17)	—
Lighthouse Behavioral Health Solutions, LLC (9)(22)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	3/28/2022	3/28/2028	—	(34)	—
Lighthouse Behavioral Health Solutions, LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	3/28/2022	3/28/2028	2,290	2,256	2,256
Marlin DTC-LS Midco 2, LLC (8)(9)	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	—	(2)	—
Marlin DTC-LS Midco 2, LLC	Services: Consumer	7.5% (LIBOR + 6.5%)	3/5/2021	7/1/2025	3,049	3,004	3,049
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	12/18/2020	12/18/2026	3,742	3,681	3,742
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	12/18/2020	12/18/2026	—	(11)	—
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	9/24/2021	12/18/2026	100	98	100
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.3%)	9/24/2021	12/18/2026	—	(1)	—
Newcleus, LLC	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	5,047	4,981	4,971
Newcleus, LLC(8)(9)	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	—	(6)	—
Newcleus, LLC(22)	Insurance	6.5% (LIBOR + 5.5%)	8/2/2021	8/2/2026	136	126	134
NWN Parent Holdings LLC	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	3,282	3,255	3,102
NWN Parent Holdings LLC (8)	Telecommunications	7.5% (LIBOR + 6.5%)	5/26/2021	5/7/2026	145	140	137
Own Yourself, LLC	Retail	7.5% (LIBOR + 6.5%)	11/12/2021	11/12/2025	5,853	5,748	5,743
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.0%)	7/31/2020	7/31/2025	3,088	3,068	3,088

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 6.0%)	7/31/2020	7/31/2025	—	(2)	—
Revlon Consumer Products Corporation (14)	Consumer Goods: Non-Durable	7.5% (LIBOR + 5.8%)	3/8/2021	5/7/2024	2,500	2,486	2,500
smarTours, LLC	Services: Consumer	7.8% (LIBOR + 6.8%)	12/21/2020	12/31/2024	712	712	712
smarTours, LLC (8)(11)	Services: Consumer	8.8% (LIBOR+ 7.8%) (1.0% Cash + 7.8% PIK)	12/21/2020	12/31/2024	2,383	2,383	2,383
TriStrux, LLC	Telecommunications	6.3% (LIBOR + 5.3%)	12/23/2021	12/15/2026	2,766	2,726	2,724
TriStrux, LLC(8)	Telecommunications	6.3% (LIBOR + 5.3%)	12/23/2021	12/15/2026	503	488	495
TriStrux, LLC(9)(29)	Telecommunications	6.3% (LIBOR + 5.3%)	12/23/2021	12/15/2026	—	(10)	—
USALCO, LLC	Chemicals, Plastics, & Rubber	7.0% (LIBOR + 6.0%)	11/5/2021	10/19/2027	2,993	2,965	2,963
Xcel Brands, Inc.	Consumer Goods: Non-Durable	8.5% (LIBOR + 7.5%)	12/30/2021	4/9/2025	6,880	6,835	6,777
				Subtotal Northeast	$85,189	$84,084	$82,466
Southeast
—28.06% of net asset value
A&R Logistics Holdings, Inc.	Transportation: Cargo	7.0% (SOFR + 6.0%)	7/29/2021	5/3/2025	$2,367	$2,328	$2,367
A&R Logistics Holdings, Inc.	Transportation: Cargo	7.5% (SOFR + 6.5%)	2/24/2022	5/3/2025	448	439	448
Alpine X	Services: Business	7.0% (LIBOR + 6.0%)	12/27/2021	12/21/2027	1,426	1,398	1,397
Alpine X(8)(9)	Services: Business	7.0% (LIBOR + 6.0%)	12/27/2021	12/21/2027	—	(4)	—
Alpine X(9)(29)	Services: Business	7.0% (LIBOR + 6.0%)	12/27/2021	12/21/2027	—	(9)	—
Apex Services Partners, LLC	Capital Equipment	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	5,273	5,241	5,274
ECL Entertainment (27)	Hotel, Gaming, & Leisure	8.3% (LIBOR + 7.5%)	3/31/2021	5/1/2028	2,978	2,951	3,011
GC EOS Buyer, Inc. (27)	Automotive	4.6% (LIBOR + 4.5%)	3/31/2021	8/1/2025	3,949	3,926	3,914
Groundworks Operations, LLC	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,922	1,895	1,922
Groundworks Operations, LLC (8)(9)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	—	(1)	—
Groundworks Operations, LLC (22)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	847	839	847
Groundworks Operations, LLC (22)	Construction & Building	6.0% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,317	1,302	1,317
Groundworks Operations, LLC	Construction & Building	6.0% (LIBOR + 5.0%)	3/18/2021	1/17/2026	2,494	2,464	2,494
Lighthouse Lab Services	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	10/25/2021	10/25/2027	5,380	5,305	5,299
Lighthouse Lab Services(8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	10/25/2021	10/25/2027	614	592	604
Lighthouse Lab Services	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	10/25/2021	10/25/2027	—	—	—
Quorum Health Resources	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	5/28/2021	5/26/2027	5,353	5,308	5,313
Quorum Health Resources (8)(9)	Healthcare & Pharmaceuticals	6.3% (LIBOR + 5.3%)	5/28/2021	5/26/2027	—	(6)	—
SuperHero Fire Protection, LLC	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	4,283	4,224	4,219
SuperHero Fire Protection, LLC (8)	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	153	147	150
SuperHero Fire Protection, LLC (22)	Services: Business	7.3% (LIBOR + 6.3%)	9/1/2021	9/1/2026	691	673	681
Technology Partners, LLC	High Tech Industries	6.5% (LIBOR + 5.5%)	11/16/2021	11/16/2027	4,656	4,569	4,563
Technology Partners, LLC(8)(9)	High Tech Industries	6.5% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(14)	—
Technology Partners, LLC(9)(22)	High Tech Industries	6.5% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(8)	—
The Mulch & Soil Company, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	3,474	3,412	3,439
The Mulch & Soil Company, LLC (8)	Environmental Industries	6.8% (LIBOR + 5.8%)	4/30/2021	4/30/2026	461	445	456

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
TTF Holdings, LLC (Soliant)	Healthcare & Pharmaceuticals	5.0% (LIBOR + 4.3%)	3/31/2021	3/25/2028	3,720	3,695	3,711
				Subtotal Southeast	$51,806	$51,111	$51,426
Southwest
—16.34% of net asset value
Allied Wireline Services, LLC (11)(24)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$5,446	$4,971	$3,524
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,773	5,741	5,715
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	565	557	560
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,291	1,283	1,278
BCDI Rodeo Dental Buyer, LLC (9)(29)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	11/22/2021	11/22/2027	—	(1)	—
Camin Cargo Control, Inc.	Services: Business	7.5% (LIBOR + 6.5%)	6/10/2021	6/4/2026	3,595	3,565	3,559
Endo1 Partners(30)	Healthcare & Pharmaceuticals	6.0% (SOFR + 5.0%)	12/17/2021	3/24/2026	695	676	681
Owl Landfill Services, LLC	Environmental Industries	6.8% (LIBOR + 5.8%)	6/30/2021	6/30/2026	3,503	3,456	3,468
Riveron Acquisition Holdings, Inc.	Finance	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,077	7,992	8,077
TMA Buyer, LLC	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	3,129	3,086	3,082
TMA Buyer, LLC(8)(9)	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(5)	—
TMA Buyer, LLC(9)(22)	High Tech Industries	6.8% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(7)	—
				Subtotal Southwest	$32,074	$31,314	$29,944
West
—48.74% of net asset value
A&A Global Imports, LLC	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	6/1/2021	6/1/2026	$2,237	$2,196	$2,226
A&A Global Imports, LLC (8)	Containers, Packaging, & Glass	7.0% (LIBOR + 6.0%)	6/1/2021	6/1/2026	387	374	385
Action Point, Inc (8)	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	167	157	167
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	5/5/2021	11/5/2026	514	504	514
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,292	3,238	3,292
Action Point, Inc	Chemicals, Plastics, & Rubber	7.5% (LIBOR + 6.5%)	11/30/2021	11/30/2026	249	245	249
Alpine SG, LLC	High Tech Industries	6.5% (LIBOR + 5.5%)	11/5/2021	11/5/2027	5,607	5,519	5,523
Alpine SG, LLC(8)(9)	High Tech Industries	6.5% (LIBOR + 5.5%)	11/5/2021	11/5/2027	—	(1)	—
CC Amulet Management, LLC	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2021	8/31/2027	5,116	5,047	5,039
CC Amulet Management, LLC(8)	Healthcare & Pharmaceuticals	7.3% (Prime + 4.0%)	8/31/2021	8/31/2027	409	399	403
CC Amulet Management, LLC(9)(22)	Healthcare & Pharmaceuticals	6.0% (LIBOR + 5.0%)	8/31/2021	8/31/2027	—	(4)	—
DTI Holdco, Inc. (27)	Services: Business	5.8% (LIBOR + 4.8%)	3/31/2021	9/29/2023	3,908	3,836	3,825
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,671	7,629	7,671
EBS Intermediate LLC (8)(9)	Services: Consumer	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(9)	—
EBS Intermediate LLC	Services: Consumer	6.0% (LIBOR + 5.0%)	5/5/2021	10/2/2023	247	243	247
Evergreen Services Group, LLC	High Tech Industries	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2024	9,221	9,196	9,221
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/8/2023	5,782	5,758	5,782
Gener8, LLC (8)	Services: Business	6.5% (LIBOR + 5.5%)	8/14/2018	8/8/2023	600	594	600
Gener8, LLC	Services: Business	6.5% (LIBOR + 5.5%)	11/30/2021	8/8/2023	249	245	249
iLending LLC	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	4,402	4,345	4,402
iLending LLC (8)(9)	Banking	7.5% (LIBOR + 6.5%)	6/21/2021	6/21/2026	—	(9)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Ingenio, LLC	Media: Broadcasting & Subscription	8.0% (LIBOR + 7.0%)	8/3/2021	8/3/2026	5,152	5,085	5,075
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	6/17/2026	3,183	3,130	3,184
Integrated Pain Management Medical Group, Inc.(9)(22)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	6/17/2026	—	(6)	—
Integrated Pain Management Medical Group, Inc.(8)(9)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 6.5%)	6/7/2021	6/17/2026	—	(7)	—
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	9/18/2020	3/18/2026	2,984	2,930	2,984
Lash Opco LLC (8)(9)	Consumer Goods: Non-Durable	8.0% (LIBOR + 7.0%)	8/18/2021	8/18/2026	—	(7)	—
Lash Opco LLC	Consumer Goods: Non-Durable	8.0% (LIBOR + 7.0%)	8/18/2021	1/18/2027	3,042	2,979	3,042
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (Prime + 6.0%)	12/31/2020	3/18/2026	988	967	987
MarkLogic Corporation	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	3,111	3,061	3,111
MarkLogic Corporation(8)(9)	High Tech Industries	7.0% (LIBOR + 6.0%)	10/20/2020	10/20/2025	—	(4)	—
MarkLogic Corporation	High Tech Industries	7.0% (LIBOR + 6.0%)	11/23/2021	10/20/2025	845	829	845
MarkLogic Corporation(8)(9)	High Tech Industries	7.0% (LIBOR + 6.0%)	11/23/2021	10/20/2025	—	(5)	—
MeriCal, LLC	Consumer Goods: Non-Durable	7.3% (SOFR + 6.3%)	11/16/2018	11/16/2023	7,324	7,324	7,214
Sequoia Consulting Group, LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/17/2021	11/23/2026	196	193	193
Sequoia Consulting Group, LLC(8)(9)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.8%)	12/17/2021	11/23/2026	—	(1)	—
Socius Insurance Services, Inc.	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	2,925	2,873	2,911
Socius Insurance Services, Inc. (8)(9)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(9)	—
Socius Insurance Services, Inc. (9)(22)	Banking	6.3% (LIBOR + 5.3%)	6/30/2021	6/30/2027	—	(16)	—
SolutionReach, Inc.	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	5,913	5,870	5,795
SolutionReach, Inc. (8)(9)	Services: Consumer	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(7)	—
SRS Acquiom Holdings LLC	Finance	7.0% (LIBOR + 6.0%)	11/8/2018	11/8/2024	4,200	4,181	4,200
				Subtotal West	$89,921	$88,862	$89,336

		Subtotal first lien senior secured debt			$305,800	$301,643	$296,614

Second lien debt
—1.79% of net asset value
Northeast
—1.79% of net asset value
Merchants Capital Access, LLC (14)	Banking	11.5% (LIBOR + 10.5%)	4/20/2015	4/30/2022	$2,750	$2,750	$2,750
smarTours, LLC(11)(19)	Services: Consumer	8.8% PIK (LIBOR + 7.8%)	12/21/2020	12/31/2024	1,418	635	525
				Subtotal Northeast	$4,168	$3,385	$3,275

			Subtotal second lien debt		$4,168	$3,385	$3,275
Equity investments
—1.17% of net asset value
Midwest
See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—0.10% of net asset value
Doxa Insurance Holdings, LLC (10)(13)(18)	Insurance		12/4/2020		174,984	$173	$175
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	—
			Subtotal Midwest			$662	$175
Northeast
—0.91% of net asset value
Certify, Inc. (18)	Services: Business		2/28/2019		841	$175	$248
Specialty Brands Holdings, LLC (10)(17)	Services: Business		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (10)(18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	216	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	—	—
SPST Investors II, LLC (10)(13)(18)(25)	Services: Consumer		12/21/2020		51,095	51	—
Wheels Up Experience Inc. (13)(14)(18)(28)	Transportation: Consumer		1/31/2014		460,392	1,000	1,432
			Subtotal Northeast			$1,442	$1,680
Southeast
—0% of net asset value
Virtus Aggregator, LLC (10)(13)(14)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$—
			Subtotal Southeast			$32	$—
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	144	—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
			Subtotal Southwest			$144	$—
West
—0.16% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable		9/30/2016		521	$505	$296
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable		9/30/2016		5,334	10	—
			Subtotal West			$515	$296

				Subtotal equity		$2,795	$2,151
Investments in funds
—1.62% of net asset value
Midwest
—1.29% of net asset value
Freeport Financial SBIC Fund LP (14)(18)(21)	Investment Funds And Vehicles		6/14/2013			$2,217	$2,360
				Subtotal Midwest		$2,217	$2,360
Southwest
—0.21% of net asset value
ACON Igloo Investors I, LLC (10)(18)(21)	Investment Funds And Vehicles		4/30/2014			$1,673	$385
				Subtotal Southwest		$1,673	$385

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
West
—0.12% of net asset value
Gryphon Partners 3.5, L.P. (14)(18)(21)	Investment Funds And Vehicles		11/20/2012			$299	$228
				Subtotal West		$299	$228

			Subtotal investments in funds			$4,189	$2,973

Total non-controlled/non-affiliated investments
—166.42% of net asset value						$312,012	$305,013

Controlled investments
—52.21% of net asset value

First lien senior secured debt
—8.72% of net asset value
Southeast
—3.60% of net asset value
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2022	$12,608	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2022	3,034	1,053	—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2022	11,991	9,150	6,595
				Subtotal Southeast	$27,633	$17,510	$6,595
Southwest
—5.12% of net asset value
OEM Group, LLC (15)	Capital Equipment	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$9,385	$9,385	$9,385
				Subtotal Southwest	$9,385	$9,385	$9,385

			Subtotal first lien senior secured debt		$37,018	$26,895	$15,980

Second lien debt
—4.45% of net asset value
Southwest
—4.45% of net asset value
OEM Group, LLC (11)(15)(24)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$49,884	$22,203	$8,151
				Subtotal Southwest	$49,884	$22,203	$8,151

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

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

Investments in funds
—39.04% of net asset value
Northeast
—39.04% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment Funds And Vehicles		12/3/2014			$91,887	$71,554
				Subtotal Northeast		$91,887	$71,554

			Subtotal investments in funds			$91,887	$71,554
Total controlled investments
—52.21% of net asset value						$150,989	$95,685

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund II, LLC (10)(14)(15)(18)(21)	Investment Funds And Vehicles		3/1/2013			$1	$—
				Subtotal Northeast		$1	$—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
			Subtotal investments in funds			$1	$—

Total non-controlled/affiliated investments

—0.00% of net asset value						$1	$—

Total investments—218.62% of net asset value						$463,002	$400,698

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
(3)

As of March 31, 2022, 24.8% and 23.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Alternate Base Rate, or ABR, or Secured Overnight Financing Rate, or SOFR, which are effective as of March 31, 2022. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, ABR rates are typically indexed to the current prime rate or federal funds rate, and SOFR rates are typically indexed to 30-day or 90-day SOFR rates. Each of the LIBOR, ABR, or SOFR rates may be subject to interest floors. As of March 31, 2022, the 30-day, 90-day and 180-day LIBOR rates were 0.45%, 0.96% and 1.47%, respectively, the ABR rate was 3.50%, and the 30-day and 90-day SOFR rates were 0.30% and 0.68%, respectively.

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
(11)

In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company. As of March 31, 2022, there were no issuers with this option.

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

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the three months ended March 31, 2022 in which the issuer was a portfolio company that the Company is deemed to control.

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

March 31, 2022

(dollar amounts in thousands)

approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of March 31, 2022.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of March 31, 2022.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(23)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(24)	Restructured loan for which income is not being recognized as of March 31, 2022.
(25)

The underlying investment of SPST Investors II, LLC is SPST Holdings, LLC which the Company holds 0.40% ownership interest in SPST Holdings, LLC’s common shares, and 0.44% ownership interest in SPST Holdings, LLC’s preferred shares.

(26)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date subsequently amended to December 31, 2022.
(27)	Investments are valued using market quotations. Refer to the Level 2 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.
(28)	Investment is valued using public stock price. Refer to the Level 1 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.
(29)	Company receives 0.75% unfunded commitment fee on delayed draw term loan facility.
(30)	Company receives 5.00% unfunded commitment fee on delayed draw term loan facility.

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

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2021. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2021, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.10%, 0.15%, 0.21% and 0.34%, respectively.

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

(16)

On December 3, 2014, the Company entered into an agreement with Perspecta (as described in Note 3 hereto) to create First Eagle Logan JV, LLC (formerly known as THL Credit Logan JV LLC), or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2021

(dollar amounts in thousands)

approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act).

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of December 31, 2021.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2021.
(21)	Investment is measured at fair value using net asset value.
(22)	Company receives 1.00% unfunded commitment fee on revolving loan facility.
(23)	Company receives 0.25% unfunded commitment fee on delayed draw term loan facility.
(24)	Restructured loan for which income is not being recognized as of December 31, 2021.
(25)

The underlying investment of SPST Investors II, LLC is SPST Holdings, LLC which the Company holds 0.40% ownership interest in SPST Holdings, LLC’s common shares, and 0.44% ownership interest in SPST Holdings, LLC’s preferred shares.

(26)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date subsequently amended to December 31, 2022.
(27)	Investments are valued using market quotations. Refer to the Level 2 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.
(28)	Investment is valued using public stock price. Refer to the Level 1 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.
(29)	Company receives 0.75% unfunded commitment fee on delayed draw term loan facility.
(30)	Company receives 5.00% unfunded commitment fee on delayed draw term loan facility.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2022.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

The accounting records of the Company are maintained in U.S. dollars.

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in First Eagle Logan JV, LLC or Logan JV. See also the disclosure under the heading, First Eagle Logan JV, LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Under the Notes, if the Company extinguishes or substantially modifies the debt prior to maturity, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from extinguishment.  A modification is considered substantial if there is a greater than 10% change of the present value of cash flows under the old and new amended facilities.

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

Investments for which market quotations are readily available and reliable are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by the Company’s board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Debt Investments

For debt investments, excluding asset-backed loans, the Company generally determines the fair value using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Company’s estimate of the expected repayment date is generally the legal maturity date of the investment. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

For asset-backed loans, the Company generally determines the fair value using liquidation approach that analyzes the underlying collateral of the loan, as set forth in the associated loan agreements and the borrowing base certificates.  Liquidation valuations may be determined using a net orderly liquidation value, a forced liquidation value, or other methodology.  Such liquidation values may be further reduced by certain reserves that may reduce the value of the collateral available to support the outstanding debt in a wind down scenario (the net realized value of the collateral).

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums, if any.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2022, the Company had loans on non-accrual status with an amortized cost basis of $21,017 and fair value of $8,197. As of December 31, 2021, the Company had loans on non-accrual status with an amortized cost basis of $19,703 and fair value of $9,147.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of March 31, 2022, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $11,676, which meet the above criteria. As of December 31, 2021, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $12,054.

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

The following shows a roll-forward of PIK income activity for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Accumulated PIK balance, beginning of period	$1,260	$1,160
PIK income capitalized/receivable	54	123
Accumulated PIK balance, end of period	$1,314	$1,283

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2022 and 2021.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Distributions, for a summary of recent dividends paid. For the three months ended March 31, 2022 and 2021, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $25 and $26, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three months ended March 31, 2022 and 2021. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended March 31,
	2022	2021
Benefit (provision) for taxes on unrealized loss/gain on investments	300	(331)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2022 and December 31, 2021, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $1,354 and $1,556, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of March 31, 2022 and December 31, 2021, $2,359 (net of $12,073 allowance) and $2,261 (net of $12,073 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s U.S. federal tax years subsequent to 2019 remain subject to examination by taxing authorities.

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

The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 during the three months ended March 31, 2022.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2022:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$312,594	$—	$10,749	$301,845
Second lien debt	11,426	—	—	11,426
Equity investments	2,151	1,432	—	719
Investment in Logan JV (1)	71,554	—	—	—
Investments in funds (1)	2,973	—	—	—
Total investments	$400,698	$1,432	$10,749	$313,990

(1)

Certain investments that are measured at fair value using net asset value totaling $74,527 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

(1)

Certain investments that are measured at fair value using net asset value totaling $76,468 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of March 31, 2022:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96,077	$74,527	18.59%	40.66%
Healthcare & Pharmaceuticals	70,123	70,431	17.58%	38.42%
Consumer Goods: Non-Durable	36,214	32,576	8.13%	17.77%
Services: Business	29,860	30,011	7.49%	16.37%
High Tech Industries	31,858	30,200	7.54%	16.48%
Services: Consumer	28,128	27,655	6.90%	15.09%
Capital Equipment	45,719	22,810	5.69%	12.45%
Banking	13,486	13,625	3.40%	7.43%
Retail	12,550	12,534	3.13%	6.84%
Finance	12,173	12,277	3.06%	6.70%
Energy: Oil & Gas	23,739	10,119	2.53%	5.52%
Insurance	9,370	9,490	2.37%	5.18%
Environmental Industries	7,313	7,363	1.84%	4.02%
Chemicals, Plastics, & Rubber	7,109	7,185	1.79%	3.92%
Construction & Building	6,499	6,580	1.64%	3.59%
Telecommunications	6,599	6,458	1.61%	3.52%
Containers, Packaging, & Glass	5,388	5,478	1.37%	2.99%
Sovereign & Public Finance	5,068	5,132	1.28%	2.80%
Media: Broadcasting & Subscription	5,085	5,075	1.27%	2.77%
Automotive	3,926	3,914	0.98%	2.14%
Hotel, Gaming, & Leisure	2,951	3,011	0.75%	1.64%
Transportation: Cargo	2,767	2,815	0.70%	1.54%
Transportation: Consumer	1,000	1,432	0.36%	0.78%
Total Investments	$463,002	$400,698	100.00%	218.62%

The following is a summary of the industry classification in which the Company invests as of December 31, 2021:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96,817	$76,468	19.51%	40.09%
Healthcare & Pharmaceuticals	60,628	60,963	15.55%	31.96%
Consumer Goods: Non-Durable	36,247	34,906	8.90%	18.30%
High Tech Industries	31,901	30,871	7.87%	16.19%
Services: Consumer	28,181	27,826	7.10%	14.59%
Services: Business	24,584	24,764	6.32%	12.99%
Capital Equipment	45,730	22,823	5.82%	11.97%
Banking	15,001	15,141	3.86%	7.94%
Retail	12,758	12,750	3.25%	6.69%
Finance	12,186	12,297	3.15%	6.45%
Energy: Oil & Gas	22,414	10,836	2.76%	5.68%
Insurance	9,249	9,398	2.40%	4.93%
Environmental Industries	7,325	7,381	1.88%	3.87%
Chemicals, Plastics, & Rubber	7,055	7,135	1.82%	3.74%
Construction & Building	6,509	6,596	1.68%	3.46%
Telecommunications	6,227	6,165	1.57%	3.23%
Media: Broadcasting & Subscription	5,198	5,191	1.32%	2.72%
Containers, Packaging, & Glass	4,824	4,918	1.25%	2.58%
Sovereign & Public Finance	4,106	4,136	1.05%	2.17%
Automotive	3,934	3,960	1.01%	2.08%
Hotel, Gaming, & Leisure	2,957	3,045	0.78%	1.60%
Transportation: Cargo	2,331	2,373	0.61%	1.24%
Transportation: Consumer	1,000	2,136	0.54%	1.12%
Total Investments	$447,162	$392,079	100.00%	205.59%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2022:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$180,799	$158,975	39.68%	86.72%
West	89,676	89,860	22.43%	49.03%
Southeast	69,767	58,021	14.48%	31.66%
Southwest	73,609	47,865	11.95%	26.12%
Midwest	35,040	31,846	7.95%	17.38%
Canada	14,111	14,131	3.53%	7.71%
Total Investments	$463,002	$400,698	100.02%	218.62%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2021:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$171,958	$152,796	38.97%	80.12%
West	89,501	90,151	22.99%	47.27%
Southwest	68,042	58,055	14.81%	30.44%
Midwest	73,581	48,276	12.31%	25.31%
Southeast	35,288	34,013	8.68%	17.84%
Canada	8,792	8,788	2.24%	4.61%
Total Investments	$447,162	$392,079	100.00%	205.59%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds, excluding its investment in the Logan JV, is expected to be within nine months to two years.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2022:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$253,722		Discounted cash flows (income approach)	Comparative Yield	7.9%	-	8.8%	8.4%
	6,620		Market comparable companies (market approach)	EBITDA Multiple	3.1x	-	3.6x	(3.3x)
	9,385	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	6.5% 4.5% 16.5%	- - -	11.5% 4.5% 25.7%	(9.0%) (4.5%) (21.1%)
	6,595		Market comparable companies (market approach)	Revenue Multiple	0.2x	-	0.7x	(0.5x)
	21,812		Recoverability	Collateral Value (4)	$804,366	-	$810,829	($807,598)
Second lien debt	8,151	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	6.5% 4.5% 16.5%	- - -	11.5% 4.5% 25.7%	(9.0%) (4.5%) (21.1%)
	525		Market comparable companies (market approach)	EBITDA Multiple	0.7x	-	1.2x	(0.9x)
	2,750		Recoverability	Collateral Value (4)	$56,600	-	$62,890	($59,745)
Equity investments	471		Market comparable companies (market approach)	EBITDA Multiple	9.9x	-	10.4x	(10.1x)
	248		Market comparable companies (market approach)	Revenue Multiple	9.8x	-	10.3x	(10x)
Total Level 3 Investments	$310,279

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $3,711 of first lien senior secured debt for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotations).

(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
(4)

There are various, company specific inputs used in the valuation analysis that relate to the liquidation value of a company's assets. The significant unobservable input used in the valuation model was collateral value.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2021:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$239,595		Discounted cash flows (income approach)	Comparative Yield	7.4%	-	8.3%	7.8%
	3,904		Market comparable companies (market approach)	EBITDA Multiple	5.3x	-	5.3x	(5.3x)
	9,385	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	6.5% 4.5% 16.5%	- - -	11.5% 4.5% 25.7%	(9.0%) (4.5%) (21.1%)
	9,983		Market comparable companies (market approach)	Revenue Multiple	0.8x	-	1.2x	(1.0x)
	22,176		Recoverability	Collateral Value (4)	$860,884	-	$866,725	($863,805)
Second lien debt	8,151	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	6.5% 4.5% 16.5%	- - -	11.5% 4.5% 25.7%	(9.0%) (4.5%) (21.1%)
	524		Market comparable companies (market approach)	Revenue Multiple	0.7x	-	1.2x	(0.9x)
	4,250		Recoverability	Collateral Value (4)	$51,710	-	$57,460	($54,585)
Equity investments	649		Market comparable companies (market approach)	EBITDA Multiple	9.6x	-	10.6x	(10.1x)
	254		Market comparable companies (market approach)	Revenue Multiple	10.0x	-	11.0x	(10.5x)
Total Level 3 Investments	$298,871
(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Excluded from the presentation is $3,739 of first lien senior secured debt for which the Advisor did not develop the unobservable inputs for the determination of fair value.
(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
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

The primary significant unobservable inputs used in the fair value measurement of the Company’s investment in asset-backed loans is the net realized value of the underlying collateral of the loan.  The Company considers information provided by the borrower in its compliance certificates and information from third party appraisals, among other factors, in its analysis.  Significant increases (decreases) in net realizable value of the underlying collateral would result in a significantly higher (lower) fair value measurement.

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

The following table rolls forward the changes in fair value during the three months ended March 31, 2022 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2022	$288,782	$12,925	$-	$903	$302,610
Purchases	19,482	-	-	-	19,482
Sales and repayments (1)	(1,664)	(1,498)	-	(48)	(3,210)
Unrealized appreciation (depreciation)(2)	(5,026)	(4)	-	(184)	(5,214)
Realized gain	3	-	-	48	51
Net amortization of premiums, discounts and fees	214	3	-	-	217
PIK	54	-	-	-	54
Ending balance, March 31, 2022	$301,845	$11,426	$-	$719	$313,990
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(5,026)	$(8)	$-	$(184)	$(5,218)

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2021 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2021	$233,636	$22,111	$5,841	$5,070	$266,658
Purchases	17,913	-	-	-	17,913
Sales and repayments(1)	(8,552)	-	-	-	(8,552)
Unrealized appreciation (depreciation)(2)	1,868	213	(1)	4,208	6,288
Realized (loss) gain	-	-	-	(1,888)	(1,888)
Net amortization of premiums, discounts and fees	290	10	-	-	300
PIK	55	32	45	-	132
Ending balance, March 31, 2021	$245,210	$22,366	$5,885	$7,390	$280,851

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$1,904	$214	$(1)	$4,209	$6,326

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three months ended March 31, 2022 and 2021 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three months ended March 31, 2022, and C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three months ended March 31, 2021. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure further below.

	For the three months ended March 31,
	2022	2021
Net sales	$6,783	$3,530
Gross profit	3,066	2,037
Net gain	430	1,960

The below table summarizes the financial information for OEM Group, LLC for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
Income Statement	2022	2021
Net loss from continuing operations	$(2,797)	$(2,983)
Loss (gain) from discontinued operations	-	(143)

In December 2020, OEM Group, LLC completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC.

Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM. OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and other systems and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt. These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. OEM also consummated the sale of certain assets and liability of its Pennsylvania based division to a minority shareholder of the Company.  There was no cash consideration exchanged in connection with the transaction. As of March 31, 2022, the Company holds all outstanding debt and equity of OEM.

Under GAAP, the financial results of the two disposed businesses are reported separately from continuing operations under the line item “Gain from discontinued operations”,  “Net sales”, “Gross profit”, and “Net loss from continuing operations” represents the financial operations of the continuing entity, which excludes the results of the two discontinued businesses. These amounts represent primarily general and administrative expenses and interest expense of the continuing entity. In future years, the royalty payments received by OEM will be reflected in “Net sales” and “Gross profit” in their financial results.

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

As of March 31, 2022 and December 31, 2021, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2022
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks which was amended on January 9, 2021 to reduce the commitments, extend the maturity date, and amend the pricing. As of March 31, 2022, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three months LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2021, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.5%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of March 31, 2022 and December 31, 2021, Logan JV had $164,041 and $147,041 of outstanding borrowings under the credit facility, respectively. At March 31, 2022, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.  On April 19, 2022, Logan JV repaid the Logan JV Credit Facility in full and terminated the facility.  See Note 12 – Subsequent Events for additional information.

As of March 31, 2022 and December 31, 2021, Logan JV had total investments at fair value of $276,889 and $224,449, respectively. As of March 31, 2022 and December 31, 2021, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 114 and 95 different borrowers, respectively. As of March 31, 2022, the amortized cost and fair value of loans on non-accrual status was $1,508 and $189, respectively. As of December 31, 2021, the amortized cost and fair value of loans on non-accrual status was $1,674 and $94, respectively. As of March 31, 2022 and December 31, 2021, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $3,870 and $2,523, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
First lien secured debt, at par	$284,245	$231,727
Second lien debt, at par	2,282	2,282
Total debt investments, at par	$286,527	$234,009
Weighted average yield on first lien secured loans (1)	5.5%	5.5%
Weighted average yield on second lien loans (1)	8.7%	8.5%
Weighted average yield on all loans (1)	5.5%	5.5%
Number of borrowers in Logan JV	114	95
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,773	$22,801

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2022 and December 31, 2021, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2022 and 2021, the Company’s share of distributions related to its Logan JV LLC equity interest was $1,680 and $1,583, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $2,520 and $2,254, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $0 and $66, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,470	$1,460	$1,432
Total Australia						$1,460	$1,432

Canada
Avison Young Canada Inc.	Services: Business	6.21% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,874	$3,830	$3,860
Bausch Health Companies (13)	Healthcare & Pharmaceuticals	5.75% (SOFR +5.25%)	03/16/2022	01/27/2027	2,000	1,965	1,984
PNI Canada Acquireco Corp	High Tech Industries	4.96% (LIBOR +4.5%)	10/31/2018	10/31/2025	-	1,593	1,581
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,946	1,968
Total Canada						$9,334	$9,393

Germany
VAC Germany Holding GmbH	Metals & Mining	5.01% (LIBOR +4%)	02/26/2018	03/08/2025	2,880	$2,874	$2,768
Total Germany						$2,874	$2,768

Luxembourg
Travelport Finance	Services: Consumer	2.51% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,224	$2,108	$2,312
Travelport Finance	Services: Consumer	6.01% (LIBOR +5%)	09/22/2020	05/29/2026	1,748	1,727	1,558
Total Luxembourg						$3,835	$3,870

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.46% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,904	$4,870
EG Group	Retail	5% (LIBOR +4%)	03/23/2018	02/07/2025	2,752	2,746	2,715
Total United Kingdom						$7,650	$7,585

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.5%)	07/28/2017	02/10/2026	3,268	$3,260	$3,136
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,891	$1,886	$1,798
Advisor Group Holdings Inc	Fire: Finance	4.96% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,142	$3,149	$3,132
AG Parent Holdings LLC	High Tech Industries	5.46% (LIBOR +5%)	07/30/2019	07/31/2026	2,607	$2,591	$2,568
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,235	$1,234	$1,236
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.71% (LIBOR +4.25%)	07/09/2018	07/12/2025	3,860	$3,851	$3,589
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.96% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	$1,642	$1,648
Allen Media, LLC	Media: Broadcasting & Subscription	6.3% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,436	$3,416	$3,413
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,500	$1,474	$1,466
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.26% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,107	$3,024	$2,915
AMCP Clean Acquisition Co LLC	Wholesale	4.71% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,329	$2,323	$1,902
AMCP Clean Acquisition Co LLC	Wholesale	4.71% (LIBOR +4.25%)	07/10/2018	06/15/2025	564	$562	$460
American Achievement Corporation (3)	Retail	0.75% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	$-	$-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	03/29/2027	975	$957	$968
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	11/19/2027	3,192	$3,139	$3,192
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	6.01% (LIBOR +5%)	10/12/2020	10/16/2025	3,274	$3,211	$3,220
Ansira Holdings, Inc.	Media: Diversified & Production	7.51% (LIBOR +6.5%)	04/17/2018	12/20/2024	693	$680	$524

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Ansira Holdings, Inc.	Media: Diversified & Production	7.51% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,081	$2,088	$1,581
Anthology	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	2,993	$2,880	$2,912
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,990	$1,981	$1,968
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.76% (LIBOR +4.75%)	08/16/2019	08/27/2026	860	$849	$859
Avis Budget Car Rental, LLC	Transportation: Consumer	4% (SOFR +3.5%)	03/15/2022	03/16/2029	3,000	$2,916	$2,983
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,985	$2,958	$2,918
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,650	$3,615	$3,541
BCP Renaissance Parent LLC	Energy: Oil & Gas	4.5% (SOFR +3.5%)	02/14/2022	11/02/2026	1,995	$1,985	$1,972
Belfor Holdings Inc (13)	Services: Business	5.21% (LIBOR +4.25%)	03/15/2022	04/04/2026	1,500	$1,455	$1,500
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.26% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,858	$2,848	$2,737
Canister International Group Inc	Forest Products & Paper	5.21% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,960	$1,947	$1,953
Cano Health, LLC (13)	Healthcare & Pharmaceuticals	4.06% (SOFR +4%)	06/24/2021	11/23/2027	1,980	$1,976	$1,954
CCI Buyer, Inc.	Services: Business	4.75% (SOFR +4%)	02/24/2022	12/17/2027	1,995	$1,971	$1,972
Clear Balance Holdings, LLC	Fire: Finance	6.76% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,517	$4,512	$4,292
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	$2,972	$2,968
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,985	$1,997	$1,980
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	2,993	$2,979	$2,959
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.4% (SOFR +3.4%)	06/21/2017	07/07/2024	1,287	$1,285	$1,283
Dermatology Intermediate Holdings III, Inc (13)	Healthcare & Pharmaceuticals	4.75% (SOFR +4.25%)	03/23/2022	03/23/2029	315	$315	$312
Dermatology Intermediate Holdings III, Inc (13)	Healthcare & Pharmaceuticals	4.75% (SOFR +4.25%)	03/23/2022	03/23/2029	1,685	$1,651	$1,668
Drilling Info Inc.	High Tech Industries	4.71% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,342	$4,332	$4,296
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,990	$1,973	$1,983
Eliassen Group, LLC (13)	Services: Business	0.96% (LIBOR +0%)	03/31/2022	03/31/2028	400	$365	$394
Eliassen Group, LLC (13)	Services: Business	0.96% (LIBOR +0%)	03/31/2022	03/31/2028	1,600	$1,605	$1,576
Eliassen Group, LLC	Services: Business	4.71% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,591	$4,581	$4,546
Empower Payments Acquisition	Services: Business	5.26% (LIBOR +4.25%)	10/05/2018	10/10/2025	3,870	$3,865	$3,823
EyeSouth (4) (12)	Healthcare & Pharmaceuticals	5.46% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	$(1)	$(3)
EyeSouth	Healthcare & Pharmaceuticals	6% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,692	$1,688	$1,673
FloWorks International LLC	Metals & Mining	6.08% (SOFR +5.75%)	02/18/2022	12/27/2028	2,500	$2,475	$2,481
Foley Products Co LLC	Construction & Building	5.25% (SOFR +4.75%)	02/11/2022	02/10/2029	3,000	$2,971	$2,985
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.51% (LIBOR +4.5%)	07/02/2021	07/03/2028	332	$330	$330
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.51% (LIBOR +4.5%)	07/02/2021	07/03/2028	995	$990	$989
Global Medical Response, Inc. (13)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/16/2022	10/02/2025	1,995	$1,938	$1,985
Gold Standard Baking, Inc. (15)	Wholesale	9% (3.5% +5.5%)	05/19/2015	07/23/2022	2,069	$1,508	$189
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	$1,981	$1,950
HDT Holdco, Inc.	Aerospace & Defense	6.76% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,850	$3,761	$3,749
HEXION INC	Chemicals, Plastics & Rubber	4.83% (SOFR +4.5%)	03/02/2022	03/01/2029	2,000	$1,950	$1,960
Highline Aftermarket Acquisition, LLC (13)	Retail	4.5% (LIBOR +4.5%)	03/21/2022	11/09/2027	941	$889	$904
Hoffman Southwest Corporation	Environmental Industries	6.5% (LIBOR +5.5%)	05/16/2019	08/14/2023	1,344	$1,340	$1,310
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,766	$1,552	$1,588
Imprivata Inc (13)	High Tech Industries	4.75% (SOFR +4.25%)	03/16/2022	12/01/2027	2,000	$1,940	$1,996
International Textile Group Inc	Consumer goods: Durable	5.21% (LIBOR +5%)	04/20/2018	05/01/2024	906	$905	$839
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,572	$1,565	$1,015
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	995	$990	$992
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,990	$1,972	$1,994

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Lids Holdings, Inc	Retail	5.8% (SOFR +5.5%)	12/03/2021	12/14/2026	969	$950	$949
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.21% (LIBOR +6%)	06/19/2018	10/01/2024	3,652	$3,591	$3,497
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.75% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,980	$2,967	$2,973
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/31/2028	2,494	$2,482	$2,481
MAG DS Corp.	Aerospace & Defense	6.51% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,167	$1,122	$1,062
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	$2,964	$2,973
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.2% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,310	$2,305	$2,277
MRI SOFTWARE LLC	Construction & Building	6.51% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,471	$1,467	$1,466
NAC Holding Corporation	Fire: Insurance	6.26% (LIBOR +5.25%)	10/02/2020	09/28/2024	3,826	$3,778	$3,826
NAPA Management Services Corp	Healthcare & Pharmaceuticals	6.25% (SOFR +5.25%)	02/18/2022	02/23/2029	3,000	$2,973	$2,968
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	$318	$294
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,915	$1,878	$1,886
NextCare, Inc. (5)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	629	$183	$182
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,730	$3,717	$3,712
Northern Star Holdings Inc.	Utilities: Electric	5.51% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,080	$4,071	$4,060
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	12/01/2027	2,843	$2,803	$2,800
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,913	$1,909	$1,879
Omni Intermediate Holdings, LLC (6)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	193	$80	$80
Omni Intermediate Holdings, LLC	Transportation: Cargo	6.01% (LIBOR +5%)	11/24/2021	12/30/2026	1,798	$1,783	$1,785
Options Technology (7) (12)	Services: Business	5.71% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	$(3)	$-
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,446	$2,419	$2,446
Orion Business Innovations	High Tech Industries	5.51% (LIBOR +4.5%)	10/18/2018	10/21/2024	548	$545	$548
Orion Business Innovations	High Tech Industries	5.51% (LIBOR +4.5%)	03/04/2019	10/21/2024	808	$805	$808
Orion Business Innovations	High Tech Industries	5.51% (LIBOR +4.5%)	10/18/2018	10/21/2024	1,873	$1,865	$1,873
Osmosis Buyer Limited (13)	Services: Consumer	4.5% (SOFR +4%)	03/21/2022	07/31/2028	2,000	$1,970	$1,984
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/27/2024	4,322	$4,315	$3,381
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	$2,476	$2,425
Patriot Rail Co LLC	Transportation: Cargo	5.01% (LIBOR +4%)	02/24/2021	10/19/2026	3,430	$3,453	$3,432
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.51% (LIBOR +5%)	10/04/2018	09/28/2025	2,895	$2,880	$2,736
PLH Group Inc	Energy: Oil & Gas	6.39% (LIBOR +6%)	08/01/2018	07/25/2023	3,318	$3,296	$3,281
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7.01% (LIBOR +6%)	05/14/2021	12/02/2025	1,985	$1,953	$1,985
Portfolio Holding, Inc. (8)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	$221	$225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	623	$612	$623
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,950	$1,940	$1,948
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	2,987	$2,961	$2,961
Premier Dental Services, Inc. (9)	Healthcare & Pharmaceuticals	5.3% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	$104	$105
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.28% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,810	$1,802	$1,805
Pure Fishing Inc	Consumer goods: Non-Durable	4.96% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,164	$1,139	$1,109
Quest Software (13)	High Tech Industries	4.75% (SOFR +4.25%)	03/21/2022	02/01/2029	2,000	$1,970	$1,973
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	980	$972	$956
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.96% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,972	$1,965	$1,952
Reedy Industries Inc. (11)(12)	Services: Consumer	5.46% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	$(1)	$(2)
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,697	$1,689	$1,684
Restaurant Technologies, Inc. (13)	Services: Business	4.75% (SOFR +4.25%)	03/17/2022	03/17/2029	2,000	$1,950	$1,988
Rocket Software, Inc.	High Tech Industries	4.25% (LIBOR +4.25%)	03/16/2022	11/28/2025	1,995	$1,965	$1,973

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
R-Pac International Corp (10)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	12/29/2027	373	$(7)	$(7)
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	12/29/2027	3,000	$2,943	$2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,990	$1,978	$1,950
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,985	$1,980	$1,978
Skillsoft Corp.	High Tech Industries	4.75% (LIBOR +4.75%)	03/25/2022	07/14/2028	2,000	$1,965	$1,983
Smyrna Ready Mix Concrete LLC (13)	Hotel, Gaming & Leisure	4.5% (SOFR +4%)	03/24/2022	03/23/2029	2,000	$1,940	$1,978
Solenis International LP(13)	Chemicals, Plastics & Rubber	5.3% (SOFR +4.5%)	03/31/2022	11/09/2028	2,000	$1,960	$1,975
Solera Holdings Inc	Services: Business	4.5% (LIBOR +4%)	03/16/2022	06/02/2028	1,995	$1,965	$1,983
SPX FLOW INC (13)	Capital Equipment	5% (SOFR +4.5%)	03/18/2022	03/17/2029	2,000	$1,930	$1,951
Stats, LLC (13)	Hotel, Gaming & Leisure	6.21% (LIBOR +5.25%)	03/30/2022	07/10/2026	1,995	$1,995	$1,985
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,493	$1,486	$1,487
Teneo Holdings LLC	Services: Business	6.25% (SOFR +5.25%)	07/15/2019	07/11/2025	3,984	$3,928	$3,957
Titan Sub LLC	Aerospace & Defense	5.46% (LIBOR +5%)	09/19/2019	09/21/2026	3,184	$3,161	$3,183
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.59% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,867	$3,857	$3,851
VeriFone Systems, Inc. (13)	Services: Business	4.96% (LIBOR +4%)	03/16/2022	08/20/2025	2,000	$1,938	$1,975
W3 Topco LLC	Energy: Oil & Gas	7.1% (LIBOR +6%)	08/13/2019	08/16/2025	1,328	$1,276	$1,296
Yak Access LLC	Energy: Oil & Gas	5.51% (LIBOR +5%)	06/29/2018	07/11/2025	2,550	$2,514	$2,272
Zenith American Holding, Inc.	Services: Business	6.26% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,466	$2,463	$2,466
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	$122	$123
Total United States of America						$255,042	$249,698

Total Senior Secured First Lien Term Loans						$280,195	$274,746

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.51% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,976	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	133	133
Total United States of America						$2,109	$2,143

Total Second Lien Term Loans						$2,109	$2,143

Total Investments						$282,304	$276,889

Cash equivalents
Dreyfus Government Cash Management Fund						15,114	15,114
Other cash accounts						579	579
Total Cash equivalents						$15,693	$15,693

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,469,807, which was unfunded as of March 31, 2022. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

(4)	Represents a delayed draw commitment of $295,455 which was unfunded as of March 31, 2022. Issuer pays 4.50% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)

Represents a delayed draw commitment of $628,795, of which $443,545 was unfunded as of March 31, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)

Represents a delayed draw commitment of $192,893, of which $111,675 was unfunded as of March 31, 2022.  Unfunded amounts of a delayed draw position have a have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)	Represents a delayed draw commitment of $605,958, which was unfunded as of March 31, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $416,667, of which $191,667 was unfunded as of March 31, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $184,921, of which $79,630 was unfunded as of March 31, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 4.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $373,134, which was unfunded as of March 31, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Represents a delayed draw commitment of $299,252, which was unfunded as of March 31, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of March 31, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(13)	Unsettled trade will start to accrue interest when the position is settled. 3 month LIBOR as of March 31, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(14)	All investments are pledged as collateral for loans payable unless otherwise noted.
(15)	Loan was on non-accrual as of March 31, 2022.

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,474	$1,463	$1,432
Total Australia						$1,463	$1,432

Canada
Avison Young Canada Inc.	Services: Business	5.97% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,884	$3,836	$3,863
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,593	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,950	1,983
Total Canada						$7,379	$7,442

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	955	$952	$895
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,888	2,881	2,823
Total Germany						$3,833	$3,718

Luxembourg
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,184	2,058	2,251
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.22% (LIBOR +5%)	09/22/2020	05/29/2026	1,745	1,723	1,458
Total Luxembourg						$3,781	$3,709

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.16% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,896	$4,843
EG Group	Retail	4.22% (LIBOR +4%)	03/23/2018	02/07/2025	2,759	2,753	2,753
Total United Kingdom						$7,649	$7,596

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,830	$3,822	$3,777
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,895	1,892	1,782
Advisor Group Holdings Inc	Fire: Finance	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,150	3,158	3,163
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,613	2,596	2,610
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,238	1,237	1,249
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.39% (LIBOR +4.25%)	07/09/2018	7/12/2025	3,870	3,860	3,551
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,656
Allen Media, LLC	Media: Broadcasting & Subscription	5.72% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,445	3,423	3,448
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,508	1,480	1,504
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,148	3,052	3,018
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,335	2,329	1,951
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	565	564	472
American Achievement Corporation(3) (15)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	09/01/2027	988	969	980
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,961	2,009
Anne Arundel Dermatology Management, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,233	1,234

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (5) (15)	Healthcare & Pharmaceuticals	8.75% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	(7)	-
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,997	1,995
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	682	680	545
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,046	2,039	1,637
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,500	1,449	1,476
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,995	1,985	1,996
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	862	851	868
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,992	2,964	2,947
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,675	3,638	3,634
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,865	2,855	2,809
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,965	1,951	1,974
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,985	1,980	1,987
Clear Balance Holdings, LLC	Fire: Finance	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,529	4,523	4,348
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	2,971	2,996
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,990	2,002	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	3,000	2,986	2,993
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,287	1,285	1,298
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,353	4,342	4,310
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.75%)	08/16/2021	07/28/2028	182	180	182
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,813	1,795	1,818
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,597	4,586	4,551
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,880	3,875	3,895
EyeSouth (6) (15)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	1
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,696	1,692	1,701
Gastro Health Holdco, LLC (7)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	268	272
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	998	993	1,005
Gold Standard Baking, Inc.(17)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,096	1,674	94
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	1,980	1,990
HDT Holdco, Inc.	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,900	3,806	3,866
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,539	1,676
International Textile Group Inc	Consumer goods: Durable	5.13% (LIBOR +5%)	04/20/2018	05/01/2024	913	911	848
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,605	1,597	1,202
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	998	993	1,000
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,995	1,976	1,997
Lids Holdings, Inc	Retail	5.55% (LIBOR +0%)	12/03/2021	12/03/2026	1,000	980	985
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.13% (LIBOR +6%)	06/19/2018	10/01/2024	2,735	2,707	2,680
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,987	2,974	2,987
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,191	1,143	1,096
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	2,963	2,987
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.85% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,316	2,310	2,234
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,474	1,470	1,473

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Fire: Insurance	6% (LIBOR +5%)	10/02/2020	09/28/2024	3,836	3,783	3,836
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	316	324
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,920	1,879	1,899
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	629	115	117
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,740	3,725	3,721
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,091	4,081	4,101
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	11/30/2027	2,850	2,808	2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,918	1,913	1,904
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	172	171	171
Omni Logistics (9)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	203	9	9
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	1,620	1,604	1,608
Options Technology (10) (15)	Services: Business	4.8% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(4)	(4)
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,452	2,423	2,421
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	549	546	549
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	810	806	810
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,877	1,869	1,877
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,322	4,314	3,720
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	2,475	2,475
Patriot Rail Co LLC	Transportation: Cargo	4.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,439	3,463	3,456
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.18% (LIBOR +5%)	10/04/2018	09/28/2025	2,903	2,887	2,743
PLH Group Inc	Energy: Oil & Gas	6.15% (LIBOR +6%)	08/01/2018	07/25/2023	3,384	3,357	3,354
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	1,990	1,956	1,990
Portfolio Holding, Inc. (11)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	221	225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	625	613	625
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,955	1,944	1,961
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	1,995	1,986	1,995
Premier Dental Services, Inc. (12)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	77	78
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,167	1,140	1,135
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	983	974	970
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,977	1,969	1,968
Reedy Industries Inc. (13) (15)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	(1)	-
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,701	1,693	1,701
R-Pac International Corp (14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	373	67	67
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	3,000	2,940	2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,995	1,982	1,911
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,990	1,985	1,996
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,496	1,489	1,496
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,194	3,138	3,208
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,192	3,168	3,201
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,877	3,866	3,887
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,775	1,700	1,757
Yak Access LLC	Energy: Oil & Gas	5.18% (LIBOR +5%)	06/29/2018	07/11/2025	2,588	2,548	2,328
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,476	2,473	2,476
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	122	123

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total United States of America						$202,359	$198,360

Total Senior Secured First Lien Term Loans						$226,464	$222,257

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,974	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	121	182
Total United States of America						$2,095	$2,192

Total Second Lien Term Loans						$2,095	$2,192

Total Investments						$228,559	$224,449

Cash equivalents
Dreyfus Government Cash Management Fund						14,985	14,985
Other cash accounts						735	735
Total Cash equivalents						$15,720	$15,720

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,470, which was unfunded as of December 31, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
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
(15)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate
(16)	All investments are pledged as collateral for loans payable unless otherwise noted.
(17)	Loan was on non-accrual as of December 31, 2021.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

Selected Balance Sheet Information:

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $282,304 and $228,559, respectively)	$276,889	$224,449
Cash	15,693	15,720
Other assets	1,091	834
Total assets	$293,673	$241,003
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$162,926	$145,782
Payable for investments purchased	36,834	-
Distribution payable	3,150	2,900
Other liabilities	1,310	1,317
Total liabilities	$204,220	$149,999
Members' capital	$89,453	$91,004
Total liabilities and members' capital	$293,673	$241,003

Selected Statement of Operations Information:

	For the three months ended March, 31 2022	For the three months ended March, 31 2021
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,386	$3,530
Fee income	19	-
Total revenues	3,405	3,530
Credit facility expenses (1)	$1,467	$1,493
Other fees and expenses	96	77
Total expenses	1,563	1,570
Net investment income	1,842	1,960
Net realized gain (loss)	13	194
Net change in unrealized (depreciation) appreciation on investments	(1,306)	4,085
Net increase in members' capital from operations	$549	$6,239

(1)

As of March 31, 2022, Logan JV had $164,041 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2021, Logan JV had $147,041 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum.

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

4. Related Party Transactions

Investment Management Agreement

On January 28, 2020, the Company’s Board unanimously approved an interim investment management agreement (the “Interim Investment Management Agreement”) and an Investment Management Agreement (the “Investment Management Agreement”) between the Company and the Advisor, both of which included substantially the same terms as the amended and restated investment management agreement which became effective on June 14, 2019 (the “Prior Investment Management Agreement”). The Interim Investment Management Agreement became effective January 31, 2020. The Investment Management Agreement became effective May 28, 2020 upon stockholder approval obtained at a special stockholder meeting held on such date and the Interim Investment Management Agreement terminated immediately. The Investment Management Agreement, the Interim Investment Agreement and the Prior Investment Management Agreement are collectively referred to as the Investment Management Agreements.  Consistent with the terms under the Prior Investment Management Agreement, under the Interim Investment Management Agreement and the Investment Management Agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of and provides investment advisory services to the Company.

Base Management Fee

For the three months ended March 31, 2022 and 2021, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the Investment Management Agreements.

On May 5, 2022, the Company approved a proposal from the Advisor to irrevocably waive $400 of the base management fee earned for the three month period ended March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, the Company incurred base management fees of $629 and $0, respectively, net of management fees waived of $400 and $879, respectively. As of March 31, 2022 and December 31, 2021, $629 and $1,063, respectively, was payable to the Advisor.

Incentive Fee

The incentive fee consists of two components as described in detail below: incentive fee on ordinary income and incentive fee on capital gains. The two components are determined independent of each other.

Incentive Fee on Ordinary Income

The incentive fee on ordinary income is calculated by reference to the Company’s aggregate Pre-incentive fee net investment income (as described below) for the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”). Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we may receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement discussed below), interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses not charged to operations and excluding reversals of the incentive fee solely to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest.  Furthermore, pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash; provided, however, that the portion of the incentive fee attributable to deferred interest features shall be paid, together with interest thereon from the date of deferral to the date of payment at the prime rate published from time to time by the Wall Street Journal or, in the absence thereof, a bank chosen by the board of directors, only if and to the extent received in cash, and any accrual thereof shall be reversed if and to the extent such interest is reversed in connection with any write off or similar permanent impairment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued.  Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income is determined on a quarterly basis and equal to 2.0% (8.0% annualized) multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “hurdle rate”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by the Company of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

The incentive fee based on pre-incentive net investment income for the relevant Trailing Twelve Quarter Period in each calendar quarter will be determined as follows:

•	The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate;
•

Subject to the Incentive Fee Cap (as defined below), the Advisor receives 100% of the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the hurdle rate but is less than 2.5% (10.0% annualized) (also referred to as the “catch-up” provision); and

•

17.5% of the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarter Period with respect to that portion of the pre-incentive fee net investment income for such quarter, if any, that exceeds 2.5% (10.0% annualized).

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

For the three months ended March 31, 2022 and 2021, the Company incurred no incentive fee related to ordinary income.

Incentive Fee on Net Investment Income Payable

For the three months ended March 31, 2022 and 2021, the Company reversed $0 and $0, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable.

As of March 31, 2022 and December 31, 2021, $0 and $0, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor and reflected in accrued expenses and other payables in the Consolidated Statements of Assets and Liabilities.  As of March 31, 2022 and December 31, 2021, $0 and $0, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 17.5% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Management Agreement as of March 31, 2022 and December 31, 2021.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2022 and 2021, the Company incurred no incentive fees related to the GAAP incentive fee.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor on January 31, 2020 under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, which includes the Company’s allocable portion of cost of compensation and related expenses of the Company’s officers and their respective staffs. The Company’s board of directors reviews the allocation methodologies with respect to such expenses. Such allocated costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2022 and 2021, the Company incurred administrator expenses of $295 and $221, respectively. As of March 31, 2022 and December 31, 2021, $0 and $118 of administrator expenses were due to the Advisor, respectively, which was included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, there were $83 and $116, respectively, due to affiliate, which was included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2022 and December 31, 2021, the Advisor owed $0 and $0, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to First Eagle Greenway Fund II LLC (“Greenway II”) and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. As of March 31, 2022 and December 31, 2021, $52 and $44, respectively, of total fees and expenses related to Greenway II, was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of March 31, 2022, it had $2,520 of dividends receivable from Logan JV and $2 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, it had $2,254 of dividends receivable from Logan JV and $238 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Alex Toys, LLC (1)	$—	$(1,888)
Other (2)	44	(1,256)
Net realized gain (losses)	$44	$(3,144)

(1)	On March 31, 2021, the Company wrote off their investment in Alex Toys, LLC. The realized loss of $1,888 was offset by a corresponding change in unrealized appreciation in the same amount.
(2)	During the three months ended March 31, 2021, the Company realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.

6. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the three months ended March 31,
	2022	2021
Numerator—net increase (decrease) in net assets resulting from operations:	$(3,951)	$9,489
Denominator—basic and diluted weighted average common shares:	30,012	30,109
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$(0.13)	$0.32

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022				December 31, 2021
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$175,000	$121,500	$105,528	3.11%	$150,000	$114,100	$69,840	3.50%
2022 Notes	-	-	-	0.00%	-	-	28,500	0.00%
2023 Notes	-	-	-	0.00%	-	-	50,460	0.00%
2026 Notes	111,600	-	111,600	4.90%	111,600	111,600	45,480	4.90%
Total	$286,600	$121,500	$217,128	3.97%	$261,600	$225,700	$194,280	4.19%

(1)

As of March 31, 2022, excludes deferred financing costs of $3,016 and includes an issuance premium of $358 for the 2026 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2022.
(3)

As of December 31, 2021, excludes deferred financing costs of $3,188 and includes an issuance premium of $381 for the 2026 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2021.

(5)

Represents the weighted average interest rate as of March 31, 2022 and December 31, 2021 which incorporates the amortization of the $358 premium and $381 premium received on the issuance of the 2026 Notes, respectively.

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

On March 11, 2022, the Company entered into Amendment No. 1 to the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) increased the size of the revolver commitment from $150,000 to $175,000; (ii) increased the cap under the accordion feature to $275,000; (iii) extended the maturity date from October 2024 to March 2027 (with a one year term out period beginning in March 2026); (iv) replaced the LIBOR reference rate with Term Secured Overnight Financing Rate (“SOFR”) (subject to a 50 basis point floor); and (v) decreased the applicable margin from 3.00% to 2.50% per annum.

For the period up to March 10, 2022, the Revolving Facility, denominated in U.S. dollars, had an interest rate of LIBOR plus 3.00% (with a 0.50% LIBOR floor). Subsequent to March 10, 2022, the Revolving Facility has an interest rate of Term SOFR plus 2.50% (with a 0.50% floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility.

As of March 31, 2022, the Company had USD borrowings of $121,500 outstanding under the Revolving Facility with a quarter-end interest rate of 3.11%.

The Revolving Facility generally requires payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Term SOFR loans bearing interest at the applicable relevant rate, the interest rate benchmark used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also requires a mandatory prepayment of interest and principal upon certain triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2022 and December 31, 2021, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $981 and $563 were incurred in connection with the Revolving Facility for the three months ended March 31, 2022 and 2021. Amortization of deferred financing costs of $128 and $202 were incurred with the Revolving Facility for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company had $2,271 and $1,496, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of March 31, 2022 was 177%.

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

On November 17, 2021, the Company completed a public offering of an additional $42,600 in aggregate principal amount of 2026 Notes, including the underwriters’ exercise of their option to purchase an additional $2,600 to cover overallotments. The 2026 Notes were issued at a price of 101% of the aggregate principal amount of the 2026 Notes. The additional 2026 Notes were a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of the 2026 Notes.  The Company used the net proceeds of the 2026 Notes to redeem the 2023 Notes.

The 2022 Notes, 2023 Notes, and 2026 Notes are collectively referred to as the Notes, except that the 2022 and 2023 Notes are not included with respect to dates subsequent to their redemption, and the 2026 Notes are not included with respect to dates prior to their issuance.

As of March 31, 2022, the carrying amount and fair value of the Notes was $111,600 and $109,993, respectively. As of December 31, 2021, the carrying amount and fair value of the Notes was $111,600 and $114,055, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, the Company incurred $2,568, $2,213, and $3,503 of fees and expenses, respectively. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2022 and 2021, the Company amortized approximately $179 and $206 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2022, the Company had $3,016 of remaining deferred financing costs on the Notes, which was netted against the $358 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities.  As of December 31, 2021, the Company had $3,188 remaining deferred financing costs on the Notes, which was netted against the $381 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2022 and 2021, the Company incurred interest expense on the Notes of $1,374 and $1,803, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2022	December 31, 2021
Unfunded delayed draw facilities
Advanced Web Technologies	$—	$365
Alcanza Clinical Research	250	250
Alpine X	913	913
BCDI Rodeo Dental Buyer, LLC	125	125
CC Amulet Management, LLC	922	922
Cedar Services Group, LLC	856	142
ConvenientMD	1,719	1,719
Doxa Insurance Holdings, LLC	1,419	1,419
Endo1 Partners	303	515
HealthDrive Corporation	79	79
Integrated Pain Management Medical Group, Inc.	379	379
Lighthouse Behavioral Health Solutions, LLC	2,290	—
Lighthouse Lab Services	546	546
MarkLogic Corporation	565	565
Multi Specialty Healthcare LLC	150	150
Newcleus, LLC	1,136	1,271
PDFTron Systems Inc.	-	194
Socius Insurance Services, Inc.	1,842	1,842
SuperHero Fire Protection, LLC	613	613
Technology Partners, LLC	1,037	1,037
TMA Buyer, LLC	1,540	1,540
Tricor Borrower, LLC	1,326	1,326
TriStrux, LLC	1,448	1,448
	19,458	17,360

Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
A&A Global Imports, LLC	376	566
Action Point, Inc	500	567
Advanced Web Technologies	297	315
Alcanza Clinical Research	125	125
Alpine SG, LLC	105	105
Alpine X	228	228
Aurotech, LLC	427	427
Automated Control Concepts, Inc.	667	667
BCDI Rodeo Dental Buyer, LLC	1,050	1,050
CC Amulet Management, LLC	358	512
Cedar Services Group, LLC	802	802
Certify, Inc.	53	53
ConvenientMD	688	688
Danforth Advisors	26	17
Doxa Insurance Holdings, LLC	344	344
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	900	900
Groundworks Operations, LLC	99	99
HealthDrive Corporation(2)	1,624	2,171
iLending LLC	718	718
Integrated Pain Management Medical Group, Inc.	442	442
IRC Opco LLC	824	824
Lash Opco LLC	370	441
Lighthouse Behavioral Health Solutions, LLC	1,145	-
Lighthouse Lab Services	921	921
Loadmaster Derrick & Equipment, Inc.	-	225
MarkLogic Corporation	278	278
Marlin DTC-LS Midco 2, LLC	143	143
Matilda Jane Holdings, Inc.	326	652
Multi Specialty Healthcare LLC	711	711
Newcleus, LLC	435	435
NWN Parent Holdings LLC	478	478
PDFTron Systems Inc.	-	298
QuarterMaster Newco, LLC	365	365
Quorum Health Resources	674	674
Sequoia Consulting Group, LLC	49	49
smarTours, LLC	367	367
Socius Insurance Services, Inc.	525	525
SolutionReach, Inc.	933	933
SuperHero Fire Protection, LLC	283	327
Technology Partners, LLC	747	747
The Mulch & Soil Company, LLC	522	522
TMA Buyer, LLC	385	385
Tricor Borrower, LLC	288	288
TriStrux, LLC	543	925
	22,911	24,079
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	1,419	680
Gryphon Partners 3.5, L.P.	363	363
	1,782	1,043
Total unfunded commitments	$44,151	$42,482
(1)	The Company had sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10
May 5, 2022	June 15, 2022	June 30, 2022	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2022 and 2021.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2022 distributions as of March 31, 2022, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the three months ended March 31,
	2022	2021
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$6.34	$6.15
Net investment income, after taxes(2)	0.10	0.11
Net realized (loss) on investments(2)	—	(0.10)
Net change in unrealized appreciation (depreciation) on investments(2)	(0.24)	0.32
Benefit of (provision for) taxes on unrealized gain on investments(2)	0.01	(0.01)
Net increase (decrease) in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	(0.13)	0.32
Accretive effect of repurchase of common stock	0.01	—
Distributions to stockholders from net investment income	(0.10)	(0.10)
Total distributions	(0.10)	(0.10)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$6.12	$6.37

Per share market value at end of period	$4.40	$4.04
Total return(3)(5)	0.67%	13.42%
Shares outstanding at end of period	29,964	30,109
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$183,250	$191,673
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc.(4)(6)	9.47%	8.59%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (6)	6.35%	7.06%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	1.00%	2.33%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the three months ended March 31, 2022 and 2021 the ratio components included 1.37% and 0.00% of net base management fee, (0.00%) and (0.00%) of net incentive fee, 5.78% and 5.96% of borrowing costs, 2.48% and 1.58% of other operating expenses, and 0.15% and 0.51% of the impact of all taxes, respectively.

(5)	Not annualized
(6)	Annualized, except for taxes and the related impact of incentive fees.

11. Stock Repurchase Program

Stock Repurchase Program

On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program with an expiration date of May 5, 2022 and may be modified, suspended or terminated at any time for any reason without prior notice. Effective December 16, 2021, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”) which expired on March 8, 2022. Effective March 16, 2022, the Company adopted a stock trading plan in accordance with Rule 10b5-1 with an expiration date of May 5, 2022. On May 5, 2022, or board of directors extended the expiration date of the stock repurchase program and stock trading plan to May 6, 2023.

The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company has retired all shares of common stock purchased in connection with the stock repurchase program and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Dollar amount repurchased (1)	$506	$—
Shares repurchased	112	—
Average price per share (including commission)	$4.49	$—
Weighted average discount to net asset value	29.44%	—

(1)

Effective December 16, 2021, the Company adopted a stock trading plan which expired on March 8, 2022. Effective March 16, 2022, the Company adopted a stock trading plan with an expiration date of May 5, 2022, which was subsequently extended to May 6, 2023. Both plans are in accordance with Rule 10b5-1 of the Exchange Act and all shares repurchased during the three months ended March 31, 2022 were under the 10b5-1 plans.

12. Subsequent Events

From April 1, 2022 through May 9, 2022, the Company made follow-on investments, including revolver and delayed draw fundings, totaling $8,780 with a combined weighted average yield of 6.4%.

In early April 2022, Aurotech, LLC entered into a purchase agreement to sell its common shares.  The proceeds of the sale (which includes cash and amounts placed in escrow) were used to pay off and terminate the outstanding credit agreement.  The Company realized a loss of approximately $1.8 million as a result of the transaction.  This amount was fully offset by a reversal of the unrealized loss recognized on the investment.

On April 19, 2022, Logan JV closed on LJV I MM CLO LLC (the “CLO”) with a 3-year reinvestment period.  Logan JV will retain $36,600 of the Subordinated Notes and $21,500 of the Class E Notes issued by the CLO, and the CLO became a wholly-owned subsidiary of Logan JV.  Contemporaneously with the close of the CLO, Logan JV SPV was merged into the CLO.  Proceeds from the CLO were used to pay off the amounts outstanding under the Logan JV Credit Facility, and the Logan JV Credit Facility was terminated. In connection with the closing of the CLO, it is anticipated that there will be certain one-time costs associated with the refinancing that will reduce the distribution from Logan JV to the Company. Therefore, to partially offset the impact from these one-time charges at the Logan JV, the Adviser voluntarily has agreed to waive the management fee for the second quarter related to the Company up to such amount as is required to maintain at least a 10 cents per share net investment income for such quarter. Such waived amounts will not be subject to recoupment by the Adviser.

On May 5, 2022, the Company’s board of directors declared a dividend of $0.10 per share payable on June 30, 2022 to stockholders of record at the close of business on June 15, 2022.

On May 5, 2022, our board of directors extended the expiration date of the Company’s $10 million stock repurchase program and stock trading plan under Rule 10b5-1 to May 6, 2023.  The stock repurchase program may be modified or terminated at any time for any reason without prior notice.  We plan to retire all shares of common stock that we purchase in the future in connection with the program.

On May 5, 2022, the Investment Management Agreement was re-approved by its board of directors, including a majority of the Company’s directors who are not interested persons of the Company.

On May 5, 2022, the Company approved a proposal from the Advisor to irrevocably waive $400 of the base management fee earned for the three month period ended March 31, 2022.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of March 31, 2022

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2022
Control Investments
—52.21% of net asset value
Control Investments - Majority Owned
—52.21% of net asset value
First lien senior secured debt
—8.72% of net asset value
Southeast
—3.60% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3)(12) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2022	11,991	$1,325	$—	$—	$(1,664)	$—	$6,595
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (3)(12) (LIBOR + 10.3% PIK) due 12/31/2022	12,608	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (3)(12) (LIBOR + 12% PIK) due 12/31/2022	3,034	—	—	—	—	—	—
Subtotal Southeast		$1,325	$—	$—	$(1,664)	$—	$6,595

Southwest
—5.12% of net asset value
OEM Group, LLC - Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025	9,385	$—	$—	$—	$—	$199	$9,385
Subtotal Southwest		$—	$—	$—	$—	$199	$9,385

Subtotal first lien senior secured debt		$1,325	$—	$—	$(1,664)	$199	$15,980

Second lien debt
—4.45% of net asset value
Southeast
—4.45% of net asset value

OEM Group, LLC - Second Lien revolver 10.0% PIK due 9/30/2025 (10)	49,884	$—	$—	$—	$—	$—	$8,151
Subtotal Southeast		$—	$—	$—	$—	$—	$8,151

Subtotal second lien debt		$—	$—	$—	$—	$—	$8,151

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

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of March 31, 2022

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2022
Investments in funds
—39.04% of net asset value
Northeast
—39.04% of net asset value
First Eagle Logan JV, LLC (4)(6)(7)		$—	$—	$—	$(1,247)	$1,680	$71,554
Subtotal investments in funds		$—	$—	$—	$(1,247)	$1,680	$71,554

Total Control Investments - Majority Owned		$1,325	$—	$—	$(2,911)	$1,879	$95,685

Total Control Investments		$1,325	$—	$—	$(2,911)	$1,879	$95,685

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, II LLC (4)(6)(8)		$—	$—	$—	$—	$8	$—
Subtotal Northeast		$—	$—	$—	$—	$8	$—

Subtotal investments in funds		$—	$—	$—	$—	$8	$—

Total Affiliate Investments		$—	$—	$—	$—	$8	$—

Total Control and Affiliate Investments—— 52.22% of net asset value		$1,325	$—	$—	$(2,911)	$1,887	$95,685

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of March 31, 2022

(dollar amounts in thousands)

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of March 31, 2022. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2022. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of Mach 31, 2022, the 30-day, 90-day and 180-day LIBOR rates were 0.45%, 0.96%, and 1.47%, respectively. As of December 31, 2021, the 30-day, 90-day and 180-day LIBOR rates were 0.10%, 0.21%, and 0.34%.

(3)	Loan was on non-accrual as of March 31, 2022.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(10)	Restructured loan for which income is not being recognized as of March 31, 2022.
(11)	Includes reorganizations and restructuring of investments.
(12)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date subsequently amended to December 31, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2022, we, together with our credit-focused affiliates, collectively had $20.8 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2022, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.5 billion in aggregate commitments into 181 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through March 31, 2022, we, along with our managed funds and separately managed account, have received $2.0 billion of gross proceeds from the realization of investments. The Company alone has received $1.7 billion of gross proceeds from the realization of its investments during this same time period. As of March 31, 2022, our managed funds, First Eagle Greenway Fund II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $220.9 million, or 118.1% of the committed capital, respectively.

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

COVID-19 Developments

The COVID-19 pandemic has evolved since its emergence in early 2020 and as the virus and its variants have spread, many countries have instituted quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created temporary business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies in previous periods.

The uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged and other factors have and may continue to contribute to significant volatility in the global markets.  While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans.  COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, an index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON, and CIBOR may persist as International Organization of Securities Commissions compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2022, we had $400.7 million of portfolio investments (at fair value), which represents a $8.6 million, or 2.2% increase from the $392.1 million (at fair value) as of December 31, 2021. Our portfolio consisted of 77 investments, including Greenway II, as of March 31, 2022, compared to 76 portfolio investments, including Greenway II, as of December 31, 2021. As of March 31, 2022, we had $95.7 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $1.6 million, or 1.6%, decrease from $97.3 million (at fair value) as of December 31, 2021 in three portfolio companies. The decrease in controlled portfolio companies was largely the result of a decrease in fair value of First Eagle Logan JV, LLC, or Logan JV. Our average controlling equity position at March 31, 2022 was approximately $29.6 million and $12.1 million at cost and fair value, respectively. Our investment in the Logan JV represented 17.9% and 18.6% of our portfolio investments at fair value as of March 31, 2022 and December 31, 2021, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$91.9	$71.6	$91.9	$72.8
Largest portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	12.2	10.3	12.0	10.7
Average portfolio company investment	6.0	5.2	5.9	5.2
Average portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	4.5	4.5	4.4	4.4
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway II	69.4	32.1	68.9	36.9

At March 31, 2022 and at December 31, 2021, based upon fair value, 96.3% and 96.0%, respectively, of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2022	December 31, 2021
First lien senior secured debt (1)(4)	6.7%	6.8%
Second lien debt (1)(4)	1.3%	1.9%
Debt and income-producing investments (1)(2)(4)	6.4%	6.4%
Logan JV (3)	7.3%	7.1%
All investments including Logan JV (1)(3)(4)	6.5%	6.5%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of March 31, 2022 and December 31, 2021.
(2)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(3)

As of March 31, 2022 and December 31, 2021, the dividends declared and earned of $6.7 million and $6.6 million for the twelve months ended March 31, 2022 and December 31, 2021, respectively, represented a yield to us of 7.3% and 7.1%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(4)

Excluding restructured loans for which income is not being recognized as of March 31, 2022, the weighted average yield would be 6.8% on first lien senior secured debt, 11.9% on second lien debt, 6.9% on debt and income-producing investments and 7.0% on all investments including Logan JV. Excluding restructured loans for which income is not being recognized as of December 31, 2021, the weighted average would be 6.9% on first lien senior secured debt, 11.9% on second lien debt, 6.9% on debt and income-producing investments and 7.0% on all investments including Logan JV.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2022, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of March 31, 2022 and December 31, 2021. There can be no assurance that the weighted average yield will remain at its current level. As of March 31, 2022 and December 31, 2021, 0.5% and 0.8%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2022 and beyond. No assurance can be given that we will be successful in achieving this target.

As of March 31, 2022 and December 31, 2021, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $15.9 million and $17.3 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2022 and December 31, 2021, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of March 31, 2022, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two are performing at or above our expectations and has an Investment Score of 2. The other unsponsored investment has an Investment Score of 5. As of December 31, 2021, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two were performing at or above our expectations and have an Investment Score of 2. The other unsponsored investment had an Investment Score of 5.

As of March 31, 2022, we have closed portfolio investments with 105 different sponsors since inception. As of December 31, 2021, we had closed portfolio investments with 105 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of March 31, 2022			As of December 31, 2021
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$324.2	$304.7	92.6%	$308.4	$294.1	92.1%
Unsponsored Investments (1)	46.9	24.5	7.4%	46.9	25.2	7.9%
Total	$371.1	$329.2	100.0%	$355.3	$319.3	100.0%

(1)	Excludes Greenway II and the Logan JV.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2022 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$328.5	71.0%	$312.6	78.0%
Investment in Logan JV	91.9	19.8%	71.6	17.9%
Second lien debt	25.6	5.5%	11.4	2.9%
Investments in funds	4.2	0.9%	3.0	0.7%
Equity investments	12.8	2.8%	2.1	0.5%
Total investments	$463.0	100.0%	$400.7	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for 1) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of March 31, 2022 and 2) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2021 (in millions).

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

The following is a summary of the industry classification in which we invest as of March 31, 2022 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96.1	$74.5	18.59%	40.66%
Healthcare & Pharmaceuticals	70.1	70.4	17.58%	38.42%
Consumer Goods: Non-Durable	36.2	32.6	8.13%	17.77%
Services: Business	29.9	30.0	7.49%	16.37%
High Tech Industries	31.8	30.2	7.54%	16.48%
Services: Consumer	28.1	27.7	6.90%	15.09%
Capital Equipment	45.7	22.8	5.69%	12.45%
Banking	13.5	13.6	3.40%	7.43%
Retail	12.5	12.5	3.13%	6.84%
Finance	12.2	12.3	3.06%	6.70%
Energy: Oil & Gas	23.7	10.1	2.53%	5.52%
Insurance	9.4	9.5	2.37%	5.18%
Environmental Industries	7.3	7.4	1.84%	4.02%
Chemicals, Plastics, & Rubber	7.1	7.2	1.79%	3.92%
Construction & Building	6.5	6.6	1.64%	3.59%
Telecommunications	6.6	6.5	1.61%	3.52%
Containers, Packaging, & Glass	5.4	5.5	1.37%	2.99%
Sovereign & Public Finance	5.1	5.1	1.28%	2.80%
Media: Broadcasting & Subscription	5.1	5.1	1.27%	2.77%
Automotive	3.9	3.9	0.98%	2.14%
Hotel, Gaming, & Leisure	3.0	3.0	0.75%	1.64%
Transportation: Cargo	2.8	2.8	0.70%	1.54%
Transportation: Consumer	1.0	1.4	0.36%	0.78%
Total Investments	$463.0	$400.7	100.00%	218.62%

The following is a summary of the industry classification in which we invest as of December 31, 2021 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96.9	$76.5	19.51%	40.09%
Healthcare & Pharmaceuticals	60.6	61.0	15.55%	31.96%
Consumer Goods: Non-Durable	36.2	34.9	8.90%	18.30%
High Tech Industries	31.9	30.9	7.87%	16.19%
Services: Consumer	28.2	27.8	7.10%	14.59%
Services: Business	24.6	24.8	6.32%	12.99%
Capital Equipment	45.7	22.8	5.82%	11.97%
Banking	15.0	15.1	3.86%	7.94%
Retail	12.8	12.8	3.25%	6.69%
Finance	12.2	12.3	3.15%	6.45%
Energy: Oil & Gas	22.5	10.8	2.76%	5.68%
Insurance	9.2	9.4	2.40%	4.93%
Environmental Industries	7.3	7.4	1.88%	3.87%
Chemicals, Plastics, & Rubber	7.1	7.1	1.82%	3.74%
Construction & Building	6.5	6.6	1.68%	3.46%
Telecommunications	6.2	6.2	1.57%	3.23%
Media: Broadcasting & Subscription	5.2	5.2	1.32%	2.72%
Containers, Packaging, & Glass	4.8	4.9	1.25%	2.58%
Sovereign & Public Finance	4.1	4.1	1.05%	2.17%
Automotive	3.9	4.0	1.01%	2.08%
Hotel, Gaming, & Leisure	3.0	3.0	0.78%	1.60%
Transportation: Cargo	2.3	2.4	0.61%	1.24%
Transportation: Consumer	1.0	2.1	0.54%	1.12%
Total Investments	$447.2	$392.1	100.00%	205.59%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2022 and 2021 (in millions).

	Three months ended March 31,
	2022	2021
New portfolio investments	$2.3	$20.3
Existing portfolio investments:
Follow-on investments (1)	12.8	2.2
Delayed draw and revolver investments (1)	4.4	2.7
Total existing portfolio investments	17.2	4.9
Total portfolio investment activity	$19.5	$25.2
Number of new portfolio investments	1	6
Number of follow-on investments	4	3
First lien senior secured debt	$19.5	$25.2
Total portfolio investments	$19.5	$25.2
Weighted average yield of new debt investments	6.5%	6.6%
Weighted average yield, including all new income-producing investments	6.5%	6.6%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three months ended March 31, 2022 and 2021, we had prepayments, amortization payments, and sales of our investments, including any prepayment premiums, totaling $4.0 million and $8.2 million, respectively. Please refer to “Results of Operations — Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the three months ended March 31, 2022

•	Partial repayment of a second lien term loan in Merchants Capital Access, LLC at par, which resulted in total proceeds received of $1.5 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2022, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.0% (based on cash invested of $1.7 billion and total proceeds from these exited investments of $2.1 billion). 76.8% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of March 31, 2022 and December 31, 2021, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of March 31, 2022
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce commitments, extend the maturity date, and amend the pricing. As of March 31, 2022 and December 31, 2021, the Logan JV Credit Facility had $225.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. The final maturity date of the Logan JV Credit Facility is July 12, 2025. As of March 31, 2022 and December 31, 2021, Logan JV had $164.0 million and $147.0 million of outstanding borrowings under the credit facility, respectively. At March 31, 2022, the effective interest rate on the Logan JV Credit Facility was 2.88% per annum.  On April 19, 2022, Logan JV repaid the Logan JV Credit Facility in full and terminated the facility.  See Recent Developments below for additional information.

As of March 31, 2022 and December 31, 2021, Logan JV had total investments at fair value of $276.9 million and $224.4 million, respectively. As of March 31, 2022 and December 31, 2021, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 114 and 95 different borrowers, respectively. As of March 31, 2022, there is one loan on non-accrual status with an amortized cost basis and fair value of $1.5 million $0.2 million, respectively. As of December 31, 2021, there was one loan on non-accrual status with an amortized cost and fair value of $1.7 million and $0.1 million, respectively. As of March 31, 2022 and December 31, 2021, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $3.9 million and $2.5 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	As of March 31, 2022	As of December 31, 2021
First lien secured debt, at par	$284,245	$231,727
Second lien debt, at par	2,282	2,282
Total debt investments, at par	$286,527	$234,009
Weighted average yield on first lien secured loans (1)	5.5%	5.5%
Weighted average yield on second lien loans (1)	8.7%	8.5%
Weighted average yield on all loans (1)	5.5%	5.5%
Number of borrowers in Logan JV	114	95
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,773	$22,801

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2022 and December 31, 2021, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2022 and 2021, our share of distributions declared related to our Logan JV LLC equity interest was $1.7 million and $1.6 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $2.5 million and $2.3 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $0.0 million and $0.1 million, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. As of March 31, 2022, the distributions declared and earned of $6.7 million for the twelve months ended March 31, 2022, represented a dividend yield to the Company of 7.3% based upon average capital invested. As of December 31, 2021, distributions declared and earned of $6.6 million for the twelve months ended December 31, 2021, represented a dividend yield to the Company of 7.1% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,470	$1,460	$1,432
Total Australia						$1,460	$1,432

Canada
Avison Young Canada Inc.	Services: Business	6.21% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,874	$3,830	$3,860
Bausch Health Companies (13)	Healthcare & Pharmaceuticals	5.75% (SOFR +5.25%)	03/16/2022	01/27/2027	2,000	1,965	1,984
PNI Canada Acquireco Corp	High Tech Industries	4.96% (LIBOR +4.5%)	10/31/2018	10/31/2025	-	1,593	1,581
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,946	1,968
Total Canada						$9,334	$9,393

Germany
VAC Germany Holding GmbH	Metals & Mining	5.01% (LIBOR +4%)	02/26/2018	03/08/2025	2,880	$2,874	$2,768
Total Germany						$2,874	$2,768

Luxembourg
Travelport Finance	Services: Consumer	2.51% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,224	$2,108	$2,312
Travelport Finance	Services: Consumer	6.01% (LIBOR +5%)	09/22/2020	05/29/2026	1,748	1,727	1,558
Total Luxembourg						$3,835	$3,870

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.46% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,904	$4,870
EG Group	Retail	5% (LIBOR +4%)	03/23/2018	02/07/2025	2,752	2,746	2,715
Total United Kingdom						$7,650	$7,585

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	5.5% (LIBOR +4.5%)	07/28/2017	02/10/2026	3,268	$3,260	$3,136
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,891	$1,886	$1,798
Advisor Group Holdings Inc	Fire: Finance	4.96% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,142	$3,149	$3,132
AG Parent Holdings LLC	High Tech Industries	5.46% (LIBOR +5%)	07/30/2019	07/31/2026	2,607	$2,591	$2,568
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,235	$1,234	$1,236
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.71% (LIBOR +4.25%)	07/09/2018	07/12/2025	3,860	$3,851	$3,589
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.96% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	$1,642	$1,648
Allen Media, LLC	Media: Broadcasting & Subscription	6.3% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,436	$3,416	$3,413
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,500	$1,474	$1,466
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.26% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,107	$3,024	$2,915
AMCP Clean Acquisition Co LLC	Wholesale	4.71% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,329	$2,323	$1,902
AMCP Clean Acquisition Co LLC	Wholesale	4.71% (LIBOR +4.25%)	07/10/2018	06/15/2025	564	$562	$460
American Achievement Corporation (3)	Retail	0.75% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	$-	$-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	03/29/2027	975	$957	$968
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	11/19/2027	3,192	$3,139	$3,192
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	6.01% (LIBOR +5%)	10/12/2020	10/16/2025	3,274	$3,211	$3,220
Ansira Holdings, Inc.	Media: Diversified & Production	7.51% (LIBOR +6.5%)	04/17/2018	12/20/2024	693	$680	$524

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Ansira Holdings, Inc.	Media: Diversified & Production	7.51% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,081	$2,088	$1,581
Anthology	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	2,993	$2,880	$2,912
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,990	$1,981	$1,968
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.76% (LIBOR +4.75%)	08/16/2019	08/27/2026	860	$849	$859
Avis Budget Car Rental, LLC	Transportation: Consumer	4% (SOFR +3.5%)	03/15/2022	03/16/2029	3,000	$2,916	$2,983
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,985	$2,958	$2,918
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,650	$3,615	$3,541
BCP Renaissance Parent LLC	Energy: Oil & Gas	4.5% (SOFR +3.5%)	02/14/2022	11/02/2026	1,995	$1,985	$1,972
Belfor Holdings Inc (13)	Services: Business	5.21% (LIBOR +4.25%)	03/15/2022	04/04/2026	1,500	$1,455	$1,500
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.26% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,858	$2,848	$2,737
Canister International Group Inc	Forest Products & Paper	5.21% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,960	$1,947	$1,953
Cano Health, LLC (13)	Healthcare & Pharmaceuticals	4.06% (SOFR +4%)	06/24/2021	11/23/2027	1,980	$1,976	$1,954
CCI Buyer, Inc.	Services: Business	4.75% (SOFR +4%)	02/24/2022	12/17/2027	1,995	$1,971	$1,972
Clear Balance Holdings, LLC	Fire: Finance	6.76% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,517	$4,512	$4,292
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	$2,972	$2,968
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,985	$1,997	$1,980
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	2,993	$2,979	$2,959
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.4% (SOFR +3.4%)	06/21/2017	07/07/2024	1,287	$1,285	$1,283
Dermatology Intermediate Holdings III, Inc (13)	Healthcare & Pharmaceuticals	4.75% (SOFR +4.25%)	03/23/2022	03/23/2029	315	$315	$312
Dermatology Intermediate Holdings III, Inc (13)	Healthcare & Pharmaceuticals	4.75% (SOFR +4.25%)	03/23/2022	03/23/2029	1,685	$1,651	$1,668
Drilling Info Inc.	High Tech Industries	4.71% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,342	$4,332	$4,296
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,990	$1,973	$1,983
Eliassen Group, LLC (13)	Services: Business	0.96% (LIBOR +0%)	03/31/2022	03/31/2028	400	$365	$394
Eliassen Group, LLC (13)	Services: Business	0.96% (LIBOR +0%)	03/31/2022	03/31/2028	1,600	$1,605	$1,576
Eliassen Group, LLC	Services: Business	4.71% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,591	$4,581	$4,546
Empower Payments Acquisition	Services: Business	5.26% (LIBOR +4.25%)	10/05/2018	10/10/2025	3,870	$3,865	$3,823
EyeSouth (4) (12)	Healthcare & Pharmaceuticals	5.46% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	$(1)	$(3)
EyeSouth	Healthcare & Pharmaceuticals	6% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,692	$1,688	$1,673
FloWorks International LLC	Metals & Mining	6.08% (SOFR +5.75%)	02/18/2022	12/27/2028	2,500	$2,475	$2,481
Foley Products Co LLC	Construction & Building	5.25% (SOFR +4.75%)	02/11/2022	02/10/2029	3,000	$2,971	$2,985
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.51% (LIBOR +4.5%)	07/02/2021	07/03/2028	332	$330	$330
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.51% (LIBOR +4.5%)	07/02/2021	07/03/2028	995	$990	$989
Global Medical Response, Inc. (13)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/16/2022	10/02/2025	1,995	$1,938	$1,985
Gold Standard Baking, Inc. (15)	Wholesale	9% (3.5% +5.5%)	05/19/2015	07/23/2022	2,069	$1,508	$189
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	$1,981	$1,950
HDT Holdco, Inc.	Aerospace & Defense	6.76% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,850	$3,761	$3,749
HEXION INC	Chemicals, Plastics & Rubber	4.83% (SOFR +4.5%)	03/02/2022	03/01/2029	2,000	$1,950	$1,960
Highline Aftermarket Acquisition, LLC (13)	Retail	4.5% (LIBOR +4.5%)	03/21/2022	11/09/2027	941	$889	$904
Hoffman Southwest Corporation	Environmental Industries	6.5% (LIBOR +5.5%)	05/16/2019	08/14/2023	1,344	$1,340	$1,310
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,766	$1,552	$1,588
Imprivata Inc (13)	High Tech Industries	4.75% (SOFR +4.25%)	03/16/2022	12/01/2027	2,000	$1,940	$1,996
International Textile Group Inc	Consumer goods: Durable	5.21% (LIBOR +5%)	04/20/2018	05/01/2024	906	$905	$839
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,572	$1,565	$1,015
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	995	$990	$992
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,990	$1,972	$1,994

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Lids Holdings, Inc	Retail	5.8% (SOFR +5.5%)	12/03/2021	12/14/2026	969	$950	$949
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.21% (LIBOR +6%)	06/19/2018	10/01/2024	3,652	$3,591	$3,497
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.75% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,980	$2,967	$2,973
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/31/2028	2,494	$2,482	$2,481
MAG DS Corp.	Aerospace & Defense	6.51% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,167	$1,122	$1,062
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	$2,964	$2,973
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.2% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,310	$2,305	$2,277
MRI SOFTWARE LLC	Construction & Building	6.51% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,471	$1,467	$1,466
NAC Holding Corporation	Fire: Insurance	6.26% (LIBOR +5.25%)	10/02/2020	09/28/2024	3,826	$3,778	$3,826
NAPA Management Services Corp	Healthcare & Pharmaceuticals	6.25% (SOFR +5.25%)	02/18/2022	02/23/2029	3,000	$2,973	$2,968
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	$318	$294
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,915	$1,878	$1,886
NextCare, Inc. (5)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	629	$183	$182
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,730	$3,717	$3,712
Northern Star Holdings Inc.	Utilities: Electric	5.51% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,080	$4,071	$4,060
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	12/01/2027	2,843	$2,803	$2,800
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,913	$1,909	$1,879
Omni Intermediate Holdings, LLC (6)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	193	$80	$80
Omni Intermediate Holdings, LLC	Transportation: Cargo	6.01% (LIBOR +5%)	11/24/2021	12/30/2026	1,798	$1,783	$1,785
Options Technology (7) (12)	Services: Business	5.71% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	$(3)	$-
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,446	$2,419	$2,446
Orion Business Innovations	High Tech Industries	5.51% (LIBOR +4.5%)	10/18/2018	10/21/2024	548	$545	$548
Orion Business Innovations	High Tech Industries	5.51% (LIBOR +4.5%)	03/04/2019	10/21/2024	808	$805	$808
Orion Business Innovations	High Tech Industries	5.51% (LIBOR +4.5%)	10/18/2018	10/21/2024	1,873	$1,865	$1,873
Osmosis Buyer Limited (13)	Services: Consumer	4.5% (SOFR +4%)	03/21/2022	07/31/2028	2,000	$1,970	$1,984
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/27/2024	4,322	$4,315	$3,381
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	$2,476	$2,425
Patriot Rail Co LLC	Transportation: Cargo	5.01% (LIBOR +4%)	02/24/2021	10/19/2026	3,430	$3,453	$3,432
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.51% (LIBOR +5%)	10/04/2018	09/28/2025	2,895	$2,880	$2,736
PLH Group Inc	Energy: Oil & Gas	6.39% (LIBOR +6%)	08/01/2018	07/25/2023	3,318	$3,296	$3,281
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7.01% (LIBOR +6%)	05/14/2021	12/02/2025	1,985	$1,953	$1,985
Portfolio Holding, Inc. (8)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	$221	$225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	623	$612	$623
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,950	$1,940	$1,948
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	2,987	$2,961	$2,961
Premier Dental Services, Inc. (9)	Healthcare & Pharmaceuticals	5.3% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	$104	$105
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.28% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,810	$1,802	$1,805
Pure Fishing Inc	Consumer goods: Non-Durable	4.96% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,164	$1,139	$1,109
Quest Software (13)	High Tech Industries	4.75% (SOFR +4.25%)	03/21/2022	02/01/2029	2,000	$1,970	$1,973
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	980	$972	$956
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.96% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,972	$1,965	$1,952
Reedy Industries Inc. (11)(12)	Services: Consumer	5.46% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	$(1)	$(2)
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,697	$1,689	$1,684
Restaurant Technologies, Inc. (13)	Services: Business	4.75% (SOFR +4.25%)	03/17/2022	03/17/2029	2,000	$1,950	$1,988
Rocket Software, Inc.	High Tech Industries	4.25% (LIBOR +4.25%)	03/16/2022	11/28/2025	1,995	$1,965	$1,973

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
R-Pac International Corp (10)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	12/29/2027	373	$(7)	$(7)
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	12/29/2027	3,000	$2,943	$2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,990	$1,978	$1,950
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,985	$1,980	$1,978
Skillsoft Corp.	High Tech Industries	4.75% (LIBOR +4.75%)	03/25/2022	07/14/2028	2,000	$1,965	$1,983
Smyrna Ready Mix Concrete LLC (13)	Hotel, Gaming & Leisure	4.5% (SOFR +4%)	03/24/2022	03/23/2029	2,000	$1,940	$1,978
Solenis International LP(13)	Chemicals, Plastics & Rubber	5.3% (SOFR +4.5%)	03/31/2022	11/09/2028	2,000	$1,960	$1,975
Solera Holdings Inc	Services: Business	4.5% (LIBOR +4%)	03/16/2022	06/02/2028	1,995	$1,965	$1,983
SPX FLOW INC (13)	Capital Equipment	5% (SOFR +4.5%)	03/18/2022	03/17/2029	2,000	$1,930	$1,951
Stats, LLC (13)	Hotel, Gaming & Leisure	6.21% (LIBOR +5.25%)	03/30/2022	07/10/2026	1,995	$1,995	$1,985
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,493	$1,486	$1,487
Teneo Holdings LLC	Services: Business	6.25% (SOFR +5.25%)	07/15/2019	07/11/2025	3,984	$3,928	$3,957
Titan Sub LLC	Aerospace & Defense	5.46% (LIBOR +5%)	09/19/2019	09/21/2026	3,184	$3,161	$3,183
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.59% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,867	$3,857	$3,851
VeriFone Systems, Inc. (13)	Services: Business	4.96% (LIBOR +4%)	03/16/2022	08/20/2025	2,000	$1,938	$1,975
W3 Topco LLC	Energy: Oil & Gas	7.1% (LIBOR +6%)	08/13/2019	08/16/2025	1,328	$1,276	$1,296
Yak Access LLC	Energy: Oil & Gas	5.51% (LIBOR +5%)	06/29/2018	07/11/2025	2,550	$2,514	$2,272
Zenith American Holding, Inc.	Services: Business	6.26% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,466	$2,463	$2,466
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	$122	$123
Total United States of America						$255,042	$249,698

Total Senior Secured First Lien Term Loans						$280,195	$274,746

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.51% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,976	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	133	133
Total United States of America						$2,109	$2,143

Total Second Lien Term Loans						$2,109	$2,143

Total Investments						$282,304	$276,889

Cash equivalents
Dreyfus Government Cash Management Fund						15,114	15,114
Other cash accounts						579	579
Total Cash equivalents						$15,693	$15,693

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,469,807, which was unfunded as of March 31, 2022. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of March 31, 2022

(dollar amounts in thousands)

(4)	Represents a delayed draw commitment of $295,455 which was unfunded as of March 31, 2022. Issuer pays 4.50% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(5)

Represents a delayed draw commitment of $628,795, of which $443,545 was unfunded as of March 31, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)

Represents a delayed draw commitment of $192,893, of which $111,675 was unfunded as of March 31, 2022.  Unfunded amounts of a delayed draw position have a have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)	Represents a delayed draw commitment of $605,958, which was unfunded as of March 31, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $416,667, of which $191,667 was unfunded as of March 31, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)

Represents a delayed draw commitment of $184,921, of which $79,630 was unfunded as of March 31, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 4.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $373,134, which was unfunded as of March 31, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Represents a delayed draw commitment of $299,252, which was unfunded as of March 31, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of March 31, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(13)	Unsettled trade will start to accrue interest when the position is settled. 3 month LIBOR as of March 31, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(14)	All investments are pledged as collateral for loans payable unless otherwise noted.
(15)	Loan was on non-accrual as of March 31, 2022.

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,474	$1,463	$1,432
Total Australia						$1,463	$1,432

Canada
Avison Young Canada Inc.	Services: Business	5.97% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,884	$3,836	$3,863
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,593	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,950	1,983
Total Canada						$7,379	$7,442

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	955	$952	$895
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,888	2,881	2,823
Total Germany						$3,833	$3,718

Luxembourg
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,184	2,058	2,251
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.22% (LIBOR +5%)	09/22/2020	05/29/2026	1,745	1,723	1,458
Total Luxembourg						$3,781	$3,709

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.16% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,896	$4,843
EG Group	Retail	4.22% (LIBOR +4%)	03/23/2018	02/07/2025	2,759	2,753	2,753
Total United Kingdom						$7,649	$7,596

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,830	$3,822	$3,777
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,895	1,892	1,782
Advisor Group Holdings Inc	Fire: Finance	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,150	3,158	3,163
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,613	2,596	2,610
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,238	1,237	1,249
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.39% (LIBOR +4.25%)	07/09/2018	7/12/2025	3,870	3,860	3,551
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,656
Allen Media, LLC	Media: Broadcasting & Subscription	5.72% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,445	3,423	3,448
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,508	1,480	1,504
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,148	3,052	3,018
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,335	2,329	1,951
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	565	564	472
American Achievement Corporation(3) (15)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	09/01/2027	988	969	980
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,961	2,009
Anne Arundel Dermatology Management, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,233	1,234

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (5) (15)	Healthcare & Pharmaceuticals	8.75% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	(7)	-
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,997	1,995
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	682	680	545
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,046	2,039	1,637
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,500	1,449	1,476
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,995	1,985	1,996
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	862	851	868
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,992	2,964	2,947
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,675	3,638	3,634
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,865	2,855	2,809
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,965	1,951	1,974
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,985	1,980	1,987
Clear Balance Holdings, LLC	Fire: Finance	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,529	4,523	4,348
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	2,971	2,996
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,990	2,002	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	3,000	2,986	2,993
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,287	1,285	1,298
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,353	4,342	4,310
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.75%)	08/16/2021	07/28/2028	182	180	182
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,813	1,795	1,818
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,597	4,586	4,551
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,880	3,875	3,895
EyeSouth (6) (15)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	1
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,696	1,692	1,701
Gastro Health Holdco, LLC (7)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	268	272
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	998	993	1,005
Gold Standard Baking, Inc.(17)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,096	1,674	94
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	1,980	1,990
HDT Holdco, Inc.	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,900	3,806	3,866
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,539	1,676
International Textile Group Inc	Consumer goods: Durable	5.13% (LIBOR +5%)	04/20/2018	05/01/2024	913	911	848
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,605	1,597	1,202
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	998	993	1,000
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,995	1,976	1,997
Lids Holdings, Inc	Retail	5.55% (LIBOR +0%)	12/03/2021	12/03/2026	1,000	980	985
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.13% (LIBOR +6%)	06/19/2018	10/01/2024	2,735	2,707	2,680
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,987	2,974	2,987
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,191	1,143	1,096
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	2,963	2,987
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.85% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,316	2,310	2,234
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,474	1,470	1,473

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Fire: Insurance	6% (LIBOR +5%)	10/02/2020	09/28/2024	3,836	3,783	3,836
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	316	324
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,920	1,879	1,899
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	629	115	117
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,740	3,725	3,721
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,091	4,081	4,101
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	11/30/2027	2,850	2,808	2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,918	1,913	1,904
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	172	171	171
Omni Logistics (9)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	203	9	9
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	1,620	1,604	1,608
Options Technology (10) (15)	Services: Business	4.8% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(4)	(4)
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,452	2,423	2,421
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	549	546	549
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	810	806	810
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,877	1,869	1,877
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,322	4,314	3,720
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	2,475	2,475
Patriot Rail Co LLC	Transportation: Cargo	4.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,439	3,463	3,456
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.18% (LIBOR +5%)	10/04/2018	09/28/2025	2,903	2,887	2,743
PLH Group Inc	Energy: Oil & Gas	6.15% (LIBOR +6%)	08/01/2018	07/25/2023	3,384	3,357	3,354
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	1,990	1,956	1,990
Portfolio Holding, Inc. (11)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	221	225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	625	613	625
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,955	1,944	1,961
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	1,995	1,986	1,995
Premier Dental Services, Inc. (12)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	77	78
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,167	1,140	1,135
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	983	974	970
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,977	1,969	1,968
Reedy Industries Inc. (13) (15)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	(1)	-
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,701	1,693	1,701
R-Pac International Corp (14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	373	67	67
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	3,000	2,940	2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,995	1,982	1,911
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,990	1,985	1,996
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,496	1,489	1,496
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,194	3,138	3,208
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,192	3,168	3,201
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,877	3,866	3,887
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,775	1,700	1,757
Yak Access LLC	Energy: Oil & Gas	5.18% (LIBOR +5%)	06/29/2018	07/11/2025	2,588	2,548	2,328
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,476	2,473	2,476
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	122	123

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total United States of America						$202,359	$198,360

Total Senior Secured First Lien Term Loans						$226,464	$222,257

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,974	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	121	182
Total United States of America						$2,095	$2,192

Total Second Lien Term Loans						$2,095	$2,192

Total Investments						$228,559	$224,449

Cash equivalents
Dreyfus Government Cash Management Fund						14,985	14,985
Other cash accounts						735	735
Total Cash equivalents						$15,720	$15,720

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,470, which was unfunded as of December 31, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
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
(15)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate
(16)	All investments are pledged as collateral for loans payable unless otherwise noted.
(17)	Loan was on non-accrual as of December 31, 2021.

Below is certain summarized financial information for Logan JV as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

Selected Balance Sheet Information

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $282,304 and $228,559, respectively)	$276,889	$224,449
Cash	15,693	15,720
Other assets	1,091	834
Total assets	$293,673	$241,003
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$162,926	$145,782
Payable for investments purchased	36,834	-
Distribution payable	3,150	2,900
Other liabilities	1,310	1,317
Total liabilities	$204,220	$149,999
Members' capital	$89,453	$91,004
Total liabilities and members' capital	$293,673	$241,003

Selected Statement of Operations Information

	For the three months ended March, 31 2022	For the three months ended March, 31 2021
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,386	$3,530
Fee income	19	-
Total revenues	3,405	3,530
Credit facility expenses (1)	$1,467	$1,493
Other fees and expenses	96	77
Total expenses	1,563	1,570
Net investment income	1,842	1,960
Net realized gain (loss)	13	194
Net change in unrealized (depreciation) appreciation on investments	(1,306)	4,085
Net increase in members' capital from operations	$549	$6,239

(1)

As of March 31, 2022, Logan JV had $164,041 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum. As of December 31, 2021, Logan JV had $147,041 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum.

OEM Group LLC

In December 2020, OEM completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Term LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt.   During the

three months ended March 31, 2022 and 2021, the Company made an incremental $0 and $576, respectively, investment in the first lien loan continue to cover near-term operating costs of OEM.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020.  There was no cash consideration exchanged in connection with the transaction.

As of March 31, 2022 and December 31, 2021, the Company holds all outstanding debt and equity of OEM. The fair value of the Company’s investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.10 and 2.11 at March 31, 2022 and December 31, 2021, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022				December 31, 2021
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$55.2	11.9%	$54.4	13.6%	$31.1	7.0%	$30.3	7.7%
2(b)	312.8	67.6%	293.9	73.3%	330.8	74.0%	314.2	80.1%
3(c)	11.7	2.5%	11.3	2.8%	19.5	4.4%	17.6	4.5%
4(d)	21.3	4.6%	15.9	4.0%	5.1	1.1%	3.9	1.0%
5(e)	62.0	13.4%	25.2	6.3%	60.7	13.5%	26.1	6.7%
Total	$463.0	100.0%	$400.7	100.0%	$447.2	100.0%	$392.1	100.0%

(a)

As of March 31, 2022 and December 31, 2021, Investment Score “1”, based upon fair value, included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of March 31, 2022 and December 31, 2021, Investment Score “2”, based upon fair value, included $13.2 million and $13.3 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of March 31, 2022 and December 31, 2021, Investment Score “3”, based upon fair value, included $12.4 million and $14.2 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of March 31, 2022 and December 31, 2021, Investment Score “4”, based upon fair value, included $3.5 million and $3.9 million to companies in which we also hold equity securities.
(e)

As of March 31, 2022 and December 31, 2021, Investment Score “5”, based upon fair value, included $24.1 million and $24.5 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, we had loans on non-accrual status with an amortized cost basis of $21.0 million and fair value of $8.2 million. As of December 31, 2021, we had loans on non-accrual status with an amortized cost basis of $19.7 million and fair value of $9.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of March 31, 2022 and December 31, 2021. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

In certain instances, we may enter into an agreement to restructure a loan, where we determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, we do not recognize interest income on these balances. As of March 31, 2022, we have two loans with an amortized cost basis of $27.2 million and fair value of $11.7 million, which meet the above criteria. As of December 31, 2021, we have two loans with an amortized cost basis of $27.2 million and fair value of $12.1 million, which meet the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of March 31, 2022 and December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

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

The following shows the breakdown of investment income for the three months ended March 31, 2022 and 2021 (in millions):

	For the three months ended March 31,
	2022	2021
Interest income on debt securities
Cash interest	$5.2	$4.9
PIK interest	0.1	0.1
Prepayment premiums	-	0.1
Net accretion of discounts and other fees	0.2	0.3
Total interest on debt securities	5.5	5.4
Dividend income (1)	1.7	1.6
Other income	0.2	0.2
Total investment income	$7.4	$7.2

(1)	Includes dividend income from common equity interests in Logan JV.

The increase in investment income between the three month periods was primarily due to the expansion of our investment portfolio, as well as higher dividend income from Logan JV. The increase in investment income was partially offset by a decrease in net accretion recognized and prepayment premiums received during the period.

The following shows a roll-forward of PIK income activity for the three months ended March 31, 2022 and 2021 (in millions):

	Three months ended March 31,
	2022	2021
Accumulated PIK balance, beginning of period	$1.3	$1.2
PIK income capitalized/receivable	0.1	0.1
Accumulated PIK balance, end of period	$1.4	$1.3

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2022 and 2021.

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

The following shows the breakdown of expenses for the three months ended March 31, 2022 and 2021 (in millions):

	For the three months ended March 31,
	2022	2021
Expenses
Interest and fees on Borrowings (1)	$2.7	$2.8
Base management fees	1.0	0.9
Other expenses	0.9	0.9
Administrator expenses	0.3	0.2
Total expenses	4.9	4.8
Management fee waiver	(0.4)	(0.9)
Total expenses, net of fee waivers	4.5	3.9
Income tax provision, excise and other taxes (2)	0.0	0.0
Total expenses after taxes	$4.5	$3.9

(1)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(2)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The increase in expenses between the three month periods was due primarily to a partial waiver of the management fee during the current period compared to a full waiver during the prior period. We expect certain of our operating expenses, including professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $2.9 million, or $0.10 per common share based on a weighted average of 30,011,730 common shares outstanding for the for the three months ended March 31, 2022, as compared to $3.3 million, or $0.11 per common share based on a weighted average of 30,109,384 common shares outstanding for the three months ended March 31, 2021.

The decrease in net investment income between the three month periods is primarily attributable to a partial waiver of the management fee during the current period compared to a full waiver during the prior period. The decrease was partially offset by increased interest income due to an expanded investment portfolio.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2022 and 2021  (in millions):

	For the three months ended March 31,
	2022	2021
Alex Toys, LLC (1)	—	(1.9)
Other (2)	—	(1.2)
Net realized gain (losses)	$-	$(3.1)

(1)	On March 31, 2021, we wrote off our investment in Alex Toys, LLC. The realized loss of $1.9 million was offset by a corresponding change in unrealized appreciation in the same amount.
(2)	During the three months ended March 31, 2021, we realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2022 and 2021 (in millions):

	Three months ended March 31,
	2022	2021
Gross unrealized appreciation on investments	$0.3	$10.0
Gross unrealized depreciation on investments	(7.5)	(0.3)
Total	$(7.2)	$9.7

During the three months ended March 31, 2022, our largest decreases in value for the investments still held as of the reporting date were related to a market driven decrease of Logan JV and Loadmaster Derrick, investments where we hold controlling interests, as well as Wheels Up, Matilda Jane, and Aurotech.

During the three months ended March 31, 2021, our largest increases in value for the investments still held as of the reporting date were related to a market driven increase of Logan JV, an investment where we hold a controlling interest, and Wheels Up.

Benefit (Provision) for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2022 and 2021, we recognized a benefit and provision for tax on unrealized gains on investments of $0.3 million and $0.3 million for consolidated subsidiaries, respectively. As of March 31, 2022 and December 31, 2021, $1.4 million and $1.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in benefit for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $(4.0) million, or $(0.13) per common share based on a weighted average of 30,011,730 common shares for the three months ended March 31, 2022, as compared to $9.5 million, or $0.32 per common share based on a weighted average of 30,109,384 common shares for the three months ended March 31, 2021.

The changes in net assets from operations between the three month periods is due primarily to significant unrealized gains recognized in the three month period ended March 31, 2021, and unrealized losses on investments recognized in the three month period ended March 31, 2022.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that if there is another significant disruption in business activity and the financial markets could impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Risks in the Current Environment – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business” of our Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 3, 2022.

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

We borrowed $19.4 million under our Revolving Facility for the three months ended March 31, 2022 and repaid $12.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $18.0 million under our Revolving Facility for the three months ended March 31, 2021 and repaid $9.5 million on our Revolving Facility.

Our operating activities (used) provided cash of $(13.2) million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, primarily in connection with the purchase and sales of portfolio investments.

For the three months ended March 31, 2022, our financing activities included net borrowings of $7.4 million on our Revolving Facility and used $3.0 million for distributions to stockholders, $0.9 million for the payment of financing costs, and $0.5 million for the repurchase of common stock. For the three months ended March 31, 2021, our financing activities included net borrowings of $8.5 million on our Revolving Facility and used $3.0 million for distributions to stockholders and $0.1 million for the payment of financing costs.

As of March 31, 2022 and December 31, 2021, we had cash of $6.1 million and $16.3 million, respectively. We had no cash equivalents as of March 31, 2022 and December 31, 2021.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2022 and December 31, 2021 (in millions):

	As of
	March 31, 2022				December 31, 2021
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$175.0	$121.5	$105.5	3.11%	$150.0	$114.1	$69.8	3.50%
2022 Notes	-	-	-	0.00%	-	-	28.5	0.00%
2023 Notes	-	-	-	0.00%	-	-	50.5	0.00%
2026 Notes	111.6	-	111.6	4.90%	111.6	111.6	45.5	4.90%
Total	$286.6	$121.5	$217.1	3.97%	$261.6	$225.7	$194.3	4.19%

(1)

As of March 31, 2022, borrowings outstanding excludes deferred financing costs of $3.0 million and includes an issuance premium of $0.4 million for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2022.
(3)

As of December 31, 2021, borrowings outstanding excludes deferred financing costs of $3.2 million and includes an issuance premium of $0.4 million for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2021.
(5)	Represents the weighted average interest rate as of March 31, 2022 and December 31, 2021.

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

On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced shareholder’s equity and obligor’s net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender’s commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, as well as added a 50 basis point LIBOR.

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

On March 11, 2022, we entered into Amendment No. 1 to the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) increased the size of the revolver commitment from $150.0 million to $175.0 million; (ii) increased the cap under the accordion feature to $275.0 million; (iii) extended the maturity date from October 2024 to March 2027

(with a one year term out period beginning in October 2026); (iv) replaced the LIBOR reference rate with Term Secured Overnight Financing Rate (“SOFR”) (subject to a 50 basis point floor); and (v) decreased the applicable margin from 3.00% to 2.50% per annum.

For the period up to March 10, 2022, the Revolving Facility, denominated in US dollars, had an interest rate of LIBOR plus 3.0% (with a 0.50% LIBOR floor). Subsequent to March 10, 2022, the Revolving Facility has an interest rate of Term SOFR plus 2.50% (with a 0.50% floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.5% annually if we use more than 35% of the Revolving Facility.

As of March 31, 2022, we had USD borrowings of $121.5 million outstanding under the Revolving Facility with a quarter-end interest rate of 3.11%.

The Revolving Facility generally requires payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Term SOFR loans, the interest rate benchmarks used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also requires a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2022 and December 31, 2021, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.0 million and $0.6 million were incurred in connection with the Revolving Facility during the three months ended March 31, 2022 and 2021, respectively.

Amortization of deferred financing costs of $0.1 million and $0.2 million, respectively, were incurred in connection with the Revolving Facility for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, we had $2.3 million and $1.5 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of March 31, 2022 was 177%.

Notes

2022 Notes

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “FCRZ”. On June 21, 2021, we redeemed at par the 2022 Notes with proceeds from the issuance of the 2026 Notes (see below).  As a result of this redemption, we recognized a loss on extinguishment of debt of $0.5 million during the year ended December 31, 2021 on the Consolidated Statements of Operations.

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

On November 17, 2021, we completed a public offering of an additional $42.6 million in aggregate principal amount of 2026 Notes, including the underwriters exercise of their option to purchase an additional $2.6 million to cover overallotments. The Notes were issued at a price of 101% of the aggregate principal amount of the 2026 Notes. The additional 2026 Notes were a further issuance of, fungible with, and rank equally in right of payment with and have the same terms (other than the issue date and public offering price) as the initial issuance of the 2026 Notes in June 2021. The Company used the net proceeds from the subsequent offering of the 2026 Notes to redeem the 2023 Notes.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2022, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of March 31, 2022, the carrying amount and fair value of our Notes was $111.6 million and $110.0 million, respectively. As of December 31, 2021, the carrying value and fair value of our Notes was $111.6 million and $114.1 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, we incurred $2.6 million, $2.2 million, and

$3.5 million of fees and expenses, respectively. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2022 and 2021, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2022, we had $3.0 of remaining deferred financing costs on the Notes, which was netted against the $0.4 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities.  As of December 31, 2021, we had $3.2 million of remaining deferred financing costs on the Notes, which was netted against the $381 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on our Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2022 and 2021, we incurred interest expense on the Notes of approximately $1.4 million and $1.8 million, respectively.

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

As of March 31, 2022 and December 31, 2021, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2022	December 31, 2021

Unfunded delayed draw facilities
Advanced Web Technologies	$-	$0.4
Alcanza Clinical Research	0.3	0.3
Alpine X	0.9	0.9
BCDI Rodeo Dental Buyer, LLC	0.2	0.2
CC Amulet Management, LLC	0.9	0.9
Cedar Services Group, LLC	0.9	0.1
ConvenientMD	1.7	1.7
Doxa Insurance Holdings, LLC	1.4	1.4
Endo1 Partners	0.3	0.5
HealthDrive Corporation	0.1	0.1
Integrated Pain Management Medical Group, Inc.	0.4	0.4
Lighthouse Behavioral Health Solutions, LLC	2.3	—
Lighthouse Lab Services	0.6	0.6
MarkLogic Corporation	0.6	0.6
Multi Specialty Healthcare LLC	0.2	0.2
Newcleus, LLC	1.1	1.3
PDFTron Systems Inc.	—	0.2
Socius Insurance Services, Inc.	1.8	1.8
SuperHero Fire Protection, LLC	0.6	0.6
Technology Partners, LLC	1.0	1.0
TMA Buyer, LLC	1.5	1.5
Tricor Borrower, LLC	1.3	1.3
TriStrux, LLC	1.4	1.4
	19.5	17.4

Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
A&A Global Imports, LLC	0.4	0.6
Action Point, Inc	0.5	0.6
Advanced Web Technologies	0.3	0.3
Alcanza Clinical Research	0.1	0.1
Alpine SG, LLC	0.1	0.1
Alpine X	0.2	0.2
Aurotech, LLC	0.4	0.4
Automated Control Concepts, Inc.	0.8	0.8
BCDI Rodeo Dental Buyer, LLC	1.1	1.1
CC Amulet Management, LLC	0.4	0.5
Cedar Services Group, LLC	0.8	0.8
Certify, Inc.	0.1	0.1
ConvenientMD	0.7	0.7
Danforth Advisors	—	—
Doxa Insurance Holdings, LLC	0.3	0.3
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	0.9	0.9
Groundworks Operations, LLC	0.1	0.1
HealthDrive Corporation(2)	1.6	2.2
iLending LLC	0.7	0.7
Integrated Pain Management Medical Group, Inc.	0.4	0.4
IRC Opco LLC	0.8	0.8
Lash Opco LLC	0.4	0.4
Lighthouse Behavioral Health Solutions, LLC	1.1	—
Lighthouse Lab Services	0.9	0.9
Loadmaster Derrick & Equipment, Inc.	0.1	0.3
MarkLogic Corporation	0.3	0.3
Marlin DTC-LS Midco 2, LLC	0.1	0.1
Matilda Jane Holdings, Inc.	0.3	0.7
Multi Specialty Healthcare LLC	0.7	0.7
Newcleus, LLC	0.4	0.4
NWN Parent Holdings LLC	0.5	0.5
PDFTron Systems Inc.	—	0.3
QuarterMaster Newco, LLC	0.4	0.4
Quorum Health Resources	0.7	0.7
Sequoia Consulting Group, LLC	—	—
smarTours, LLC	0.4	0.4
Socius Insurance Services, Inc.	0.5	0.5
SolutionReach, Inc.	0.9	0.9
SuperHero Fire Protection, LLC	0.3	0.3
Technology Partners, LLC	0.7	0.7
The Mulch & Soil Company, LLC	0.5	0.5
TMA Buyer, LLC	0.4	0.4
Tricor Borrower, LLC	0.3	0.3
TriStrux, LLC	0.5	0.9
	22.9	24.1
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	1.4	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.7	1.0
Total unfunded commitments	$44.1	$42.5

 (1)We have sole discretion as to whether to lend under this revolving commitment.

(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 2, 2021	March 15, 2021	March 31, 2021	$0.10
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10
May 5, 2022	June 15, 2022	June 30, 2022	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2022 and 2021.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of March 31, 2022, the percentage of 2022 income estimated as qualified interest income for tax purposes was 90.23%.

Stock Repurchase Program and Tender Offer

Stock Repurchase Program

On May 4, 2021, our board of directors authorized a new $10.0 million stock repurchase program with an expiration date of May 5, 2022 and may be modified, suspended or terminated at any time for any reason without prior notice. On May 5, 2022, our board of directors extended the expiration date of the stock repurchase program to May 6, 2023. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. Effective December 16, 2021, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”) which expired on March 8, 2022. Effective March 16, 2022, we adopted a stock trading plan in accordance with Rule 10b5-1 with an expiration date of May 5, 2022, which was also extended to May 6, 2023. We have retired all shares of common stock purchased in connection with the stock repurchase program and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2022 and 2021 (in millions):

	For the three months ended March 31,
	2022	2021
Dollar amount repurchased (1)	$0.5	$—
Shares repurchased	0.1	—
Average price per share (including commission)	$4.49	$—
Weighted average discount to net asset value	29.44%	—

(1)

Effective December 16, 2021, we adopted a stock trading plan which expired on March 8, 2022. Effective March 16, 2022, we adopted a stock trading plan with an expiration date of May 5, 2022, which was subsequently extended to May 6, 2023. Both plans are in accordance with Rule 10b5-1 of the Exchange Act and all shares repurchased during the three months ended March 31, 2022 were under the 10b5-1 plans.

Related Party Transactions

Refer to Note 4 – “Related Party Transactions”, in the Notes to the Consolidated Financial Statements.

Critical accounting policies

For a description of our accounting policies, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2020 Annual Report on Form 10-K. We consider our most significant accounting policies to be those related to its Valuation of Portfolio Investments, Revenue Recognition, Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and U.S. Federal Income Taxes, including excise tax. There have been no material changes to our critical accounting policies as described in our 2021 Annual report on Form 10-K.

Recent Developments

From April 1, 2022 through May 9, 2022, we made follow-on investments, including revolver and delayed draw fundings, totaling $8.8 million with a combined weighted average yield of 6.4%.

In early April 2022, Aurotech, LLC entered into a purchase agreement to sell its common shares.  The proceeds of the sale (which includes cash and amounts placed in escrow) were used to pay off and terminate the outstanding credit agreement.  The Company realized a loss of approximately $1.8 million as a result of the transaction.  This amount was fully offset by a reversal of the unrealized loss recognized on the investment.

On April 19, 2022, Logan JV closed on a $300.6 million LJV I MM CLO LLC (the “CLO”) with a 3-year reinvestment period.  Logan JV will retain $36.6 million of the Subordinated Notes and $21.5 million of the Class E Notes issued by the CLO, and the CLO became a wholly-owned subsidiary of Logan JV.  Contemporaneously with the close of the CLO, Logan JV SPV was merged into the CLO.  Proceeds from the CLO were used to pay off the amounts outstanding under the Logan JV Credit Facility, and the Logan JV Credit Facility was terminated. In connection with the closing of the CLO, it is anticipated that there will be certain one-time costs associated with the refinancing that will reduce the distribution from Logan JV to the Company. Therefore, to partially offset the impact from these one-time charges at the Logan JV, the Adviser voluntarily has agreed to waive the management fee for the second quarter related to the Company up to such amount as is required to maintain at least a 10 cents per share net investment income for such quarter. Such waived amounts will not be subject to recoupment by the Adviser.

On May 5, 2022, our board of directors declared a dividend of $0.10 per share payable on June 30, 2022 to stockholders of record at the close of business on June 15, 2022.

On May 5, 2022, our board of directors extended the expiration date of the Company’s $10 million stock repurchase program and stock trading plan under Rule 10b5-1, originally approved on May 4, 2021, to May 6, 2023.  The stock repurchase program may be modified or terminated at any time for any reason without prior notice.  We plan to retire all shares of common stock that we purchase in the future in connection with the program.

On May 5, 2022, the Investment Management Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons.

On May 5, 2022, we irrevocably waived $400 of the base management fee earned for the three month period ended March 31, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 96.3% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of March 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.02%. Our Revolving Facility is also subject to floating interest rates subject to an interest rate floor of 0.50%.

Based on our March 31, 2022 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$9.1	$4.2	$4.9
Up 200 basis points	$6.0	$3.0	$3.0
Up 100 basis points	$3.0	$1.8	$1.2
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. — Related Party Transaction” footnote to our consolidated financial statements for the three months ended March 31, 2022 and 2021 for more information on the incentive fee.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 5, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On December 16, 2019, our board of directors authorized a $10.0 million stock repurchase program, which expired on December 16, 2020. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. Effective April 14, 2020, we suspended our share repurchase program indefinitely. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. Effective December 16, 2021, the Company adopted a stock trading plan which expired on March 8, 2022. On May 4, 2021, our board of directors authorized a new $10.0 stock repurchase program with an expiration date of May 5, 2022 and may be modified, suspended or terminated at any time for any reason without prior notice. Effective December 16, 2021, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”) which expired on March 8, 2022. Effective March 16, 2022, the Company adopted a stock trading plan in accordance with Rule 10b5-1, with an expiration date of May 5, 2022. On May 5, 2022, our board of directors extended the expiration date of the stock repurchase program and the stock trading plan to May 6, 2023. The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company has retired all shares of common stock purchased in connection with the stock repurchase program and plans to retire all shares of common stock that it purchases in the future in connection with the program.

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

3.4

Amendment No. 1 to Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 11, 2022 (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 14, 2022.

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

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: May 9, 2022	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Accounting Officer