Form 10-Q
period 2022-06-30
First Eagle Alternative Capital BDC, Inc.
filed 2022-08-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 9, 2022 was 29,922,028.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;
•	our contractual arrangements and relationships with third parties;
•	any future financings by us;
•	the ability of the Advisor to attract and retain highly talented professionals;
•	fluctuations in foreign currency exchange rates;
•	the impact of changes to tax legislation and, generally, our tax position;
•	the impact of pandemics or other serious public health epidemics, such as the COVID-19 pandemic on our operations, our portfolio companies' business, or the global economy;
•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2022 (unaudited)	December 31, 2021
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $298,127 and $297,497, respectively)	$285,318	$294,807
Controlled investments (cost of $153,589 and $149,664, respectively)	81,467	97,272
Non-controlled, affiliated investments (cost of $1 and $1, respectively)	—	—
Cash	10,927	16,276
Escrows and other receivables	1,691	1,566
Interest, dividends, and fees receivable	1,342	3,265
Deferred tax assets	2,420	2,261
Deferred financing costs	2,157	1,496
Prepaid expenses and other assets	730	769
Due from affiliate	57	49
Total assets	$386,109	$417,761
Liabilities:
Loans payable	$113,200	$114,100
Notes payable ($111,600 and $111,600 face amounts, respectively, reported net of deferred financing costs of $2,521 and $2,807, respectively)	109,080	108,793
Accrued expenses and other liabilities	1,004	1,033
Deferred tax liability	1,233	1,556
Base management fees payable	—	1,063
Due to affiliate	2,150	116
Accrued interest and fees	319	276
Accrued administrator expenses	393	118
Total liabilities	$227,379	$227,055
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 29,922 and 30,076 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	30	30
Paid-in capital in excess of par	417,547	418,227
Accumulated deficit	(258,847)	(227,551)
Total net assets	$158,730	$190,706
Total liabilities and net assets	$386,109	$417,761
Net asset value per share attributable to First Eagle Alternative Capital BDC, Inc.	$5.30	$6.34

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$6,058	$5,502	$11,279	$10,615
PIK interest income	55	125	108	248
Other income	263	266	485	421
From non-controlled, affiliated investments:
Other income	8	41	16	82
From controlled investments:
Cash interest income	202	200	402	388
Dividend income	320	1,649	2,000	3,217
Total investment income	6,906	7,783	14,290	14,971
Expenses:
Interest and fees on borrowings	2,519	2,666	4,894	5,032
Base management fees	1,043	963	2,072	1,842
Administrator expenses	237	224	533	445
Other general and administrative expenses	324	411	608	709
Amortization of deferred financing costs	277	271	563	679
Professional fees	464	412	859	829
Directors' fees	176	169	345	337
Total expenses	5,040	5,116	9,874	9,873
Management fee waiver	(1,043)	—	(1,443)	(879)
Total expenses, net of fee waivers	3,997	5,116	8,431	8,994
Income tax provision, excise and other taxes	25	26	50	52
Net investment income	2,884	2,641	5,809	5,925
Realized Loss and Change in Unrealized (Depreciation) Appreciation on Investments:
Net realized loss on investments:
Non-controlled, non-affiliated investments	(1,786)	(447)	(1,742)	(3,591)
Extinguishment of debt	—	(543)	—	(543)
Net realized loss on investments	(1,786)	(990)	(1,742)	(4,134)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(5,813)	3,874	(10,121)	9,469
Controlled investments	(16,818)	2,321	(19,729)	6,407
Net change in unrealized (depreciation) appreciation on investments	(22,631)	6,195	(29,850)	15,876
Net realized and unrealized (loss) gain from investments	(24,417)	5,205	(31,592)	11,742
Benefit of (provision for) taxes on unrealized loss/gain on investments	182	(318)	482	(650)
Net (decrease) increase in net assets resulting from operations	$(21,351)	$7,528	$(25,301)	$17,017
Net investment income per common share:
Basic and diluted	$0.10	$0.09	$0.19	$0.20
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.71)	$0.25	$(0.84)	$0.57
Weighted average shares of common stock outstanding:
Basic and diluted	29,931	30,109	29,971	30,109

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the six months ended June 30,
	2022	2021
Net assets at January 1,	$190,706	$185,195
(Decrease) increase in net assets from operations:
Net investment income	$2,924	$3,284
Net realized gain (loss)	44	(3,144)
Net change in unrealized (depreciation) appreciation on investments	(7,219)	9,681
Benefit of (provision for) taxes on unrealized loss/gain on investments	300	(332)
Net (decrease) increase in net assets resulting from operations	(3,951)	9,489
Distributions to stockholders:
Distributions to stockholders from net investment income	(2,999)	(3,011)
Total distributions to stockholders	(2,999)	(3,011)
Capital share transactions:
Repurchase of common stock	(506)	-
Net decrease in net assets from capital share transactions	(506)	-
Total (decrease) increase in net assets	(7,456)	6,478
Net assets at March 31,	$183,250	$191,673
(Decrease) increase in net assets from operations:
Net investment income	$2,884	$2,641
Net realized loss on investments	(1,786)	(990)
Net change in (depreciation) appreciation on investments	(22,631)	6,195
Benefit of (provision for) taxes on unrealized loss/gain on investments	182	(318)
Net (decrease) increase in net assets resulting from operations	(21,351)	7,528
Distributions to stockholders:
Distributions to stockholders from net investment income	(2,998)	(3,011)
Total distributions to stockholders	(2,998)	(3,011)
Capital share transactions:
Repurchase of common stock	(171)	—
Net decrease in net assets from capital share transactions	(171)	—
Total (decrease) increase in net assets	(24,520)	4,517
Net assets at June 30,	$158,730	$196,190
Common shares outstanding at end of period	29,922	30,109
Capital share activity:
Shares repurchased	154	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(25,301)	$17,017
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	29,850	(15,876)
Net realized loss on investments	1,735	2,431
Increase in investments due to interest paid-in-kind	(109)	(257)
Amortization of deferred financing costs	563	679
Accretion of discounts on investments and other fees	(677)	(682)
Changes in operating assets and liabilities:
Purchases of investments	(45,052)	(74,964)
Proceeds from sale and paydown of investments	39,546	32,985
Decrease (increase) in interest, dividends and fees receivable	1,923	(692)
(Increase) decrease in escrows and other receivables	(125)	1,701
(Increase) decrease in due from affiliates	(8)	20
(Increase) decrease in deferred tax asset	(159)	111
Decrease (increase) in prepaid expenses and other assets	39	(78)
(Decrease) increase in accrued expenses and other liabilities	(29)	885
Increase in due to affiliate	2,034	—
Increase in accrued credit facility fees and interest	43	451
(Decrease) increase in deferred tax liability	(323)	539
(Decrease) increase in base management fees payable, net	(1,063)	963
Increase in accrued administrator expenses	275	265
Decrease in accrued incentive fees payable, net	—	(156)
Net cash provided by (used in) operating activities	3,162	(34,658)
Cash flows from financing activities:
Repurchase of common stock	(677)	—
Borrowings under credit facility	35,100	132,000
Repayments under credit facility	(36,000)	(94,661)
Issuance of notes	—	69,000
Repayments of notes	—	(60,000)
Distributions paid to stockholders	(5,997)	(6,022)
Financing and offering costs paid	(937)	(1,927)
Net cash (used in) provided by financing activities	(8,511)	38,390
Net (decrease) increase in cash	(5,349)	3,732
Cash, beginning of period	16,276	7,615
Cash, end of period	$10,927	$11,347
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$4,814	$5,085
Income taxes paid	$6	$2
PIK income earned	$108	$468

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments

First lien senior secured debt
—176.79% of net asset value
Canada
—8.96% of net asset value
Hudson's Bay Company ULC (7)	Retail	8.5% (LIBOR + 7.3%)	9/30/2021	9/29/2026	$6,892	$6,773	$6,894
PDFTron Systems Inc. (7)	Services: Business	7.0% (SOFR + 5.5%)	7/15/2021	7/13/2027	1,629	1,601	1,600
PDFTron Systems Inc. (7)(8)	Services: Business	7.0% (SOFR + 5.5%)	7/15/2021	7/15/2026	298	294	293
PDFTron Systems Inc. (7)(22)	Services: Business	7.0% (SOFR + 5.5%)	7/15/2021	7/13/2027	522	513	513
PDFTron Systems Inc. (7)	Services: Business	7.0% (SOFR + 5.5%)	3/24/2022	7/15/2027	5,000	4,905	4,913
				Subtotal Canada	$14,341	$14,086	$14,213
Midwest
—12.72% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	8.5% (LIBOR + 6.3%)	12/17/2020	12/17/2026	$2,022	$1,992	$2,022
Advanced Web Technologies (8)	Containers, Packaging, & Glass	8.5% (LIBOR + 6.3%)	12/17/2020	12/17/2026	57	52	57
Advanced Web Technologies (22)	Containers, Packaging, & Glass	8.5% (LIBOR + 6.3%)	12/17/2020	12/17/2026	795	783	795
Doxa Insurance Holdings, LLC	Insurance	8.5% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,576	1,547	1,545
Doxa Insurance Holdings, LLC (8)(9)	Insurance	8.5% (LIBOR + 6.3%)	12/4/2020	12/4/2026	—	(6)	—
Doxa Insurance Holdings, LLC(22)	Insurance	8.5% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,906	1,871	1,868
Doxa Insurance Holdings, LLC(22)	Insurance	8.5% (LIBOR + 6.3%)	8/16/2021	12/4/2026	717	680	703
IRC Opco LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR + 5.5%)	1/4/2019	1/4/2023	5,255	5,248	5,241
IRC Opco LLC (8)(9)	Healthcare & Pharmaceuticals	7.8% (LIBOR + 5.5%)	1/4/2019	1/5/2026	—	(1)	—
IRC Opco LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR + 5.5%)	7/1/2021	1/4/2023	990	983	988
IRC Opco LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR + 5.5%)	10/21/2021	1/4/2026	248	245	248
Matilda Jane Holdings, Inc. (19)	Consumer Goods: Non-Durable	13% (PRIME + 9.5%)	4/28/2017	5/1/2022	11,158	10,977	2,789
Matilda Jane Holdings, Inc. (8)(19)	Consumer Goods: Non-Durable	13% (PRIME + 9.5%)	10/30/2020	5/1/2022	1,590	1,564	397
Tricor Borrower, LLC	Banking	6.9% (LIBOR + 5.3%)	10/22/2021	10/22/2026	3,207	3,164	3,151
Tricor Borrower, LLC(8)(9)	Banking	6.9% (LIBOR + 5.3%)	10/22/2021	10/22/2026	—	(4)	—
Tricor Borrower, LLC(22)	Banking	6.9% (LIBOR + 5.3%)	10/22/2021	10/22/2026	399	384	392
				Subtotal Midwest	$29,920	$29,479	$20,196
Northeast
—49.86% of net asset value
3SI Security Systems	Services: Consumer	8.1% (LIBOR + 6.0%)	12/17/2019	6/16/2023	$3,795	$3,784	$3,719
Alcanza Clinical Research	Healthcare & Pharmaceuticals	7.5% (LIBOR + 5.3%)	12/21/2021	12/15/2027	500	493	495
Alcanza Clinical Research(8)(9)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(2)	—
Alcanza Clinical Research(9)(22)	Healthcare & Pharmaceuticals	7.5% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(1)	—
Alcanza Clinical Research	Healthcare & Pharmaceuticals	7.5% (LIBOR + 5.3%)	3/23/2022	12/15/2027	6,608	6,499	6,542
Automated Control Concepts, Inc.	High Tech Industries	7.8% (LIBOR + 5.5%)	10/22/2021	10/22/2026	3,663	3,608	3,590
Automated Control Concepts, Inc.(8)	High Tech Industries	7.8% (LIBOR + 5.5%)	10/22/2021	10/22/2026	167	155	163

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Cedar Services Group, LLC	Sovereign & Public Finance	8.3% (LIBOR + 6.0%)	6/9/2021	6/11/2027	2,889	2,852	2,860
Cedar Services Group, LLC (8)(9)	Sovereign & Public Finance	8.3% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(10)	—
Cedar Services Group, LLC (22)	Sovereign & Public Finance	8.3% (LIBOR + 6.0%)	6/9/2021	6/11/2027	1,267	1,250	1,255
Cedar Services Group, LLC	Sovereign & Public Finance	8.3% (LIBOR + 6.0%)	3/1/2022	6/11/2027	998	979	988
Cedar Services Group, LLC (9)(22)	Sovereign & Public Finance	8.3% (LIBOR + 6.0%)	3/1/2022	6/11/2027	—	(13)	—
Certify, Inc.	Services: Business	7.2% (LIBOR + 5.5%)	2/28/2019	2/28/2024	1,544	1,536	1,544
Certify, Inc. (23)	Services: Business	7.2% (LIBOR + 5.5%)	2/28/2019	2/28/2024	211	209	211
Certify, Inc. (8)	Services: Business	7.2% (LIBOR + 5.5%)	2/28/2019	2/28/2024	18	17	18
ConvenientMD	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	6/9/2021	6/15/2027	5,445	5,374	5,445
ConvenientMD (8)(9)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(8)	—
ConvenientMD (9)(22)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(7)	—
Danforth Advisors	Services: Business	7.5% (LIBOR + 5.3%)	12/9/2021	12/9/2027	190	187	187
Danforth Advisors	Services: Business	7.5% (LIBOR + 5.3%)	12/9/2021	12/9/2027	—	—	—
HealthDrive Corporation	Healthcare & Pharmaceuticals	8.2% (SOFR + 6.5%)	12/21/2018	12/21/2023	9,650	9,621	9,602
HealthDrive Corporation	Healthcare & Pharmaceuticals	8.2% (SOFR + 6.5%)	8/30/2021	12/21/2023	99	98	99
HealthDrive Corporation (8)	Healthcare & Pharmaceuticals	8.2% (SOFR + 6.5%)	12/21/2018	12/21/2023	219	213	217
HealthDrive Corporation (22)	Healthcare & Pharmaceuticals	8.2% (SOFR + 6.5%)	8/30/2021	12/21/2023	18	18	18
HealthDrive Corporation	Healthcare & Pharmaceuticals	8.2% (SOFR + 6.5%)	6/17/2022	12/21/2023	250	246	249
Kobra International, LTD.	Consumer Goods: Durable	8.6% (LIBOR + 7.0%)	5/17/2022	5/17/2025	4,615	4,548	4,546
Lighthouse Behavioral Health Solutions, LLC (8)	Healthcare & Pharmaceuticals	7.0% (SOFR + 5.8%)	3/28/2022	3/28/2028	458	442	451
Lighthouse Behavioral Health Solutions, LLC (22)	Healthcare & Pharmaceuticals	7.0% (SOFR + 5.8%)	3/28/2022	3/28/2028	475	442	468
Lighthouse Behavioral Health Solutions, LLC	Healthcare & Pharmaceuticals	7.0% (SOFR + 5.8%)	3/28/2022	3/28/2028	2,284	2,252	2,250
Marlin DTC-LS Midco 2, LLC (8)(9)	Services: Consumer	8.8% (LIBOR + 6.5%)	3/5/2021	7/1/2025	—	(2)	—
Marlin DTC-LS Midco 2, LLC	Services: Consumer	8.8% (LIBOR + 6.5%)	3/5/2021	7/1/2025	3,049	3,007	3,049
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	8.5% (LIBOR + 6.3%)	12/18/2020	12/18/2026	3,733	3,674	3,733
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	8.5% (LIBOR + 6.3%)	12/18/2020	12/18/2026	—	(11)	—
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	8.5% (LIBOR + 6.3%)	9/24/2021	12/18/2026	99	98	99
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	8.5% (LIBOR + 6.3%)	9/24/2021	12/18/2026	—	(1)	—
Newcleus, LLC	Insurance	7.8% (LIBOR + 5.5%)	8/2/2021	8/2/2026	5,034	4,968	4,946
Newcleus, LLC(8)(9)	Insurance	7.8% (LIBOR + 5.5%)	8/2/2021	8/2/2026	—	(5)	—
Newcleus, LLC(22)	Insurance	7.8% (LIBOR + 5.5%)	8/2/2021	8/2/2026	136	127	133
NWN Parent Holdings LLC	Telecommunications	7.9% (LIBOR + 6.5%)	5/26/2021	5/7/2026	3,274	3,247	3,094
NWN Parent Holdings LLC (8)(9)	Telecommunications	7.9% (LIBOR + 6.5%)	5/26/2021	5/7/2026	—	(5)	—
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	8.6% (SOFR + 6.5%)	7/31/2020	7/31/2025	3,081	3,061	3,050
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	8.6% (SOFR + 6.5%)	7/31/2020	7/31/2025	—	(2)	—
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	8.6% (SOFR + 6.5%)	5/13/2022	7/31/2025	4,047	3,979	4,007
Revlon Consumer Products Corporation (14)	Consumer Goods: Non-Durable	7.5% (LIBOR + 5.8%)	3/8/2021	5/7/2024	2,500	2,489	2,500

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
smarTours, LLC	Services: Consumer	9.0% (LIBOR + 6.8%)	12/21/2020	12/31/2024	874	874	874
smarTours, LLC (8)(11)	Services: Consumer	8.8% (LIBOR+ 7.8%) (1.0% Cash + 7.8% PIK)	12/21/2020	12/31/2024	2,430	2,430	2,430
TriStrux, LLC	Telecommunications	7.8% (LIBOR + 5.5%)	12/23/2021	12/15/2026	2,759	2,720	2,690
TriStrux, LLC(8)	Telecommunications	7.8% (LIBOR + 5.5%)	12/23/2021	12/15/2026	700	685	682
TriStrux, LLC(9)(29)	Telecommunications	7.8% (LIBOR + 5.5%)	12/23/2021	12/15/2026	—	(10)	—
USALCO, LLC	Chemicals, Plastics, & Rubber	8.3% (LIBOR + 6.0%)	11/5/2021	10/19/2027	2,985	2,958	2,940
				Subtotal Northeast	$80,064	$79,063	$79,144
Southeast
—32.88% of net asset value
A&R Logistics Holdings, Inc.	Transportation: Cargo	7.7% (SOFR + 6.0%)	7/29/2021	5/3/2025	$2,361	$2,323	$2,361
A&R Logistics Holdings, Inc.	Transportation: Cargo	8.2% (SOFR + 6.5%)	2/24/2022	5/3/2025	447	438	447
A&R Logistics Holdings, Inc.	Transportation: Cargo	8.2% (SOFR + 6.5%)	6/30/2022	5/3/2025	506	496	506
Alpine X	Services: Business	6.8% (LIBOR + 5.8%)	12/27/2021	12/21/2027	1,426	1,400	1,411
Alpine X(8)	Services: Business	7.8% (LIBOR + 5.8%)	12/27/2021	12/21/2027	91	87	90
Alpine X(29)	Services: Business	7.2% (LIBOR + 5.8%)	12/27/2021	12/21/2027	356	345	353
Apex Services Partners, LLC	Capital Equipment	6.7% (LIBOR + 5.3%)	2/11/2020	7/31/2025	5,260	5,230	5,260
ECL Entertainment (27)	Hotel, Gaming, & Leisure	9.8% (LIBOR + 7.5%)	3/31/2021	5/1/2028	2,970	2,943	2,905
GC EOS Buyer, Inc. (27)	Automotive	6.2% (LIBOR + 4.5%)	3/31/2021	8/1/2025	3,939	3,917	3,920
Groundworks Operations, LLC	Construction & Building	6.7% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,917	1,892	1,917
Groundworks Operations, LLC (8)(9)	Construction & Building	6.7% (LIBOR + 5.0%)	7/9/2020	1/17/2026	—	(1)	—
Groundworks Operations, LLC (22)	Construction & Building	6.7% (LIBOR + 5.0%)	7/9/2020	1/17/2026	844	839	844
Groundworks Operations, LLC (22)	Construction & Building	6.7% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,313	1,300	1,313
Groundworks Operations, LLC	Construction & Building	6.7% (LIBOR + 5.0%)	3/18/2021	1/17/2026	2,488	2,460	2,488
Lighthouse Lab Services	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	10/25/2021	10/25/2027	5,367	5,294	5,313
Lighthouse Lab Services(8)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	10/25/2021	10/25/2027	614	593	608
Lighthouse Lab Services	Healthcare & Pharmaceuticals	6.2% (LIBOR + 5.0%)	10/25/2021	10/25/2027	—	—	—
Quorum Health Resources	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.3%)	5/28/2021	5/26/2027	5,339	5,298	5,286
Quorum Health Resources (8)(9)	Healthcare & Pharmaceuticals	6.8% (LIBOR + 5.3%)	5/28/2021	5/26/2027	—	(5)	—
SuperHero Fire Protection, LLC	Services: Business	8.5% (LIBOR + 6.3%)	9/1/2021	9/1/2026	4,272	4,216	4,208
SuperHero Fire Protection, LLC (8)	Services: Business	8.5% (LIBOR + 6.3%)	9/1/2021	9/1/2026	153	147	150
SuperHero Fire Protection, LLC (22)	Services: Business	8.5% (LIBOR + 6.3%)	9/1/2021	9/1/2026	1,301	1,284	1,282
Technology Partners, LLC	High Tech Industries	6.9% (LIBOR + 5.5%)	11/16/2021	11/16/2027	4,644	4,557	4,528
Technology Partners, LLC(8)(9)	High Tech Industries	6.9% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(13)	—
Technology Partners, LLC(9)(22)	High Tech Industries	6.9% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(7)	—
The Mulch & Soil Company, LLC	Environmental Industries	8.0% (LIBOR + 5.8%)	4/30/2021	4/30/2026	3,465	3,405	3,413
The Mulch & Soil Company, LLC (8)	Environmental Industries	8.0% (LIBOR + 5.8%)	4/30/2021	4/30/2026	338	323	333
TTF Holdings, LLC (Soliant) (31)	Healthcare & Pharmaceuticals	5.9% (LIBOR + 4.3%)	3/31/2021	3/25/2028	3,384	3,363	3,257
				Subtotal Southeast	$52,795	$52,124	$52,193
Southwest

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—19.29% of net asset value
Allied Wireline Services, LLC (11)(24)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$5,991	$4,971	$3,441
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,760	5,731	5,645
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,292	1,284	1,266
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,288	1,281	1,263
BCDI Rodeo Dental Buyer, LLC (9)(29)	Healthcare & Pharmaceuticals	7.3% (LIBOR + 5.0%)	11/22/2021	11/22/2027	—	(1)	—
Camin Cargo Control, Inc.	Services: Business	8.2% (LIBOR + 6.5%)	6/10/2021	6/4/2026	3,585	3,557	3,550
Endo1 Partners(30)	Healthcare & Pharmaceuticals	6.8% (SOFR + 5.0%)	12/17/2021	3/24/2026	897	879	883
Owl Landfill Services, LLC	Environmental Industries	7.4% (LIBOR + 5.8%)	6/30/2021	6/30/2026	3,494	3,447	3,450
Riveron Acquisition Holdings, Inc.	Finance	8.0% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,056	7,978	8,056
TMA Buyer, LLC	High Tech Industries	8.0% (LIBOR + 5.8%)	9/30/2021	9/30/2027	3,121	3,078	3,066
TMA Buyer, LLC(8)(9)	High Tech Industries	8.0% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(5)	—
TMA Buyer, LLC(9)(22)	High Tech Industries	8.0% (LIBOR + 5.8%)	9/30/2021	9/30/2027	—	(7)	—
				Subtotal Southwest	$33,484	$32,193	$30,620
West
—53.08% of net asset value
A&A Global Imports, LLC	Containers, Packaging, & Glass	7.7% (LIBOR + 6.0%)	6/1/2021	6/1/2026	$2,231	$2,192	$2,209
A&A Global Imports, LLC (8)	Containers, Packaging, & Glass	7.7% (LIBOR + 6.0%)	6/1/2021	6/1/2026	365	353	361
Action Point, Inc (8)	Chemicals, Plastics, & Rubber	8.8% (LIBOR + 6.5%)	12/17/2020	6/17/2026	250	241	250
Action Point, Inc	Chemicals, Plastics, & Rubber	8.8% (LIBOR + 6.5%)	5/5/2021	11/5/2026	512	503	512
Action Point, Inc	Chemicals, Plastics, & Rubber	8.8% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,283	3,229	3,283
Action Point, Inc	Chemicals, Plastics, & Rubber	8.8% (LIBOR + 6.5%)	11/30/2021	11/30/2026	249	245	249
Alpine SG, LLC	High Tech Industries	7.6% (SOFR + 5.5%)	11/5/2021	11/5/2027	1,607	1,582	1,579
Alpine SG, LLC(8)(9)	High Tech Industries	7.6% (SOFR + 5.5%)	11/5/2021	11/5/2027	—	(1)	—
Alpine SG, LLC	High Tech Industries	7.6% (SOFR + 5.5%)	5/6/2022	11/5/2027	1,150	1,128	1,130
Alpine SG, LLC	High Tech Industries	7.6% (SOFR + 5.5%)	5/6/2022	11/5/2027	4,000	3,941	3,930
CC Amulet Management, LLC	Healthcare & Pharmaceuticals	6.4% (LIBOR + 5.3%)	8/31/2021	8/31/2027	5,103	5,034	5,001
CC Amulet Management, LLC(8)	Healthcare & Pharmaceuticals	6.4% (LIBOR + 5.3%)	8/31/2021	8/31/2027	563	552	551
CC Amulet Management, LLC(9)(22)	Healthcare & Pharmaceuticals	6.4% (LIBOR + 5.3%)	8/31/2021	8/31/2027	—	(4)	—
EBS Intermediate LLC	Services: Consumer	6.7% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,647	7,613	7,647
EBS Intermediate LLC (8)(9)	Services: Consumer	6.7% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(8)	—
EBS Intermediate LLC	Services: Consumer	6.7% (LIBOR + 5.0%)	5/5/2021	10/2/2023	247	243	247
Gener8, LLC	Services: Business	7.2% (LIBOR + 5.5%)	8/14/2018	8/8/2023	5,767	5,748	5,767
Gener8, LLC (8)	Services: Business	7.2% (LIBOR + 5.5%)	8/14/2018	8/8/2023	900	895	900
Gener8, LLC	Services: Business	7.2% (LIBOR + 5.5%)	11/30/2021	8/8/2023	248	245	248
iLending LLC	Banking	7.7% (LIBOR + 6.0%)	6/21/2021	6/21/2026	4,391	4,334	4,391
iLending LLC (8)(9)	Banking	7.7% (LIBOR + 6.0%)	6/21/2021	6/21/2026	—	(9)	—
Ingenio, LLC	Media: Broadcasting & Subscription	8.6% (LIBOR + 7.0%)	8/3/2021	8/3/2026	5,089	5,026	4,987
Ingenio, LLC	Media: Broadcasting & Subscription	8.6% (LIBOR + 7.0%)	4/28/2022	8/3/2026	2,250	2,212	2,205

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	7.7% (LIBOR + 6.5%)	6/7/2021	6/17/2026	3,163	3,110	3,163
Integrated Pain Management Medical Group, Inc.(22)	Healthcare & Pharmaceuticals	7.7% (LIBOR + 6.5%)	6/7/2021	6/17/2026	379	373	379
Integrated Pain Management Medical Group, Inc.(8)(9)	Healthcare & Pharmaceuticals	7.7% (LIBOR + 6.5%)	6/7/2021	6/17/2026	—	(7)	—
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	7.7% (LIBOR + 6.5%)	5/10/2022	6/17/2026	863	846	863
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (LIBOR + 7.0%)	9/18/2020	3/18/2026	2,977	2,926	2,962
Lash Opco LLC (8)	Consumer Goods: Non-Durable	9.3% (LIBOR + 7.0%)	8/18/2021	8/18/2026	137	130	137
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (LIBOR + 7.0%)	8/18/2021	1/18/2027	3,034	2,975	3,019
Lash Opco LLC	Consumer Goods: Non-Durable	9.3% (LIBOR + 7.0%)	12/31/2020	3/18/2026	985	966	980
MarkLogic Corporation	High Tech Industries	7.3% (SOFR + 6.0%)	10/20/2020	10/20/2025	5,815	5,713	5,815
MarkLogic Corporation(8)(9)	High Tech Industries	7.3% (SOFR + 6.0%)	10/20/2020	10/20/2025	—	(4)	—
MarkLogic Corporation	High Tech Industries	7.3% (SOFR + 6.0%)	11/23/2021	10/20/2025	843	827	843
MarkLogic Corporation(8)	High Tech Industries	7.8% (SOFR + 6.5%)	11/23/2021	10/20/2025	565	554	565
MeriCal, LLC	Consumer Goods: Non-Durable	8.8% (SOFR + 6.8%)	11/16/2018	11/16/2023	7,307	7,307	7,197
Sequoia Consulting Group, LLC	Healthcare & Pharmaceuticals	8.0% (LIBOR + 5.8%)	12/17/2021	11/23/2026	196	193	194
Sequoia Consulting Group, LLC(8)(9)	Healthcare & Pharmaceuticals	8.0% (LIBOR + 5.8%)	12/17/2021	11/23/2026	—	(1)	—
Socius Insurance Services, Inc.	Banking	7.3% (LIBOR + 5.0%)	6/30/2021	6/30/2027	2,918	2,868	2,889
Socius Insurance Services, Inc. (8)(9)	Banking	7.3% (LIBOR + 5.0%)	6/30/2021	6/30/2027	—	(9)	—
Socius Insurance Services, Inc. (9)(22)	Banking	7.3% (LIBOR + 5.0%)	6/30/2021	6/30/2027	—	(15)	—
SolutionReach, Inc.	Services: Consumer	7.4% (LIBOR + 5.8%)	1/17/2019	1/17/2024	5,716	5,679	5,601
SolutionReach, Inc. (8)(9)	Services: Consumer	7.4% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(6)	—
SRS Acquiom Holdings LLC	Finance	7.4% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,200	4,183	4,200
				Subtotal West	$84,950	$83,902	$84,254

		Subtotal first lien senior secured debt			$295,554	$290,847	$280,620

Second lien debt
—0.14% of net asset value
Northeast
—0.14% of net asset value
smarTours, LLC(11)(19)	Services: Consumer	8.8% PIK (LIBOR + 7.8%)	12/21/2020	12/31/2024	1,480	635	222
				Subtotal Northeast	$1,480	$635	$222

			Subtotal second lien debt		$1,480	$635	$222
Equity investments
—1.05% of net asset value
Midwest
—0.14% of net asset value
See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Doxa Insurance Holdings, LLC (10)(13)(18)	Insurance		12/4/2020		257,116	$224	$224
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	—
			Subtotal Midwest			$713	$224
Northeast
—0.71% of net asset value
Certify, Inc. (18)	Services: Business		2/28/2019		841	$175	$227
Specialty Brands Holdings, LLC (10)(17)	Services: Business		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (10)(18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	216	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	—	—
SPST Investors II, LLC (10)(13)(18)(25)	Services: Consumer		12/21/2020		51,095	51	—
Wheels Up Experience Inc. (13)(14)(18)(28)	Transportation: Consumer		1/31/2014		460,392	1,000	900
			Subtotal Northeast			$1,442	$1,127
Southeast
—0.00% of net asset value
Virtus Aggregator, LLC (10)(13)(14)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$—
			Subtotal Southeast			$32	$—
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	144	—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
			Subtotal Southwest			$144	$—
West
—0.20% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable		9/30/2016		521	$505	$321
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable		9/30/2016		5,334	10	—
			Subtotal West			$515	$321

				Subtotal equity		$2,846	$1,672
Investments in funds
—1.77% of net asset value
Midwest
—1.32% of net asset value
Freeport Financial SBIC Fund LP (14)(18)(21)	Investment Funds And Vehicles		6/14/2013			$2,011	$2,090
				Subtotal Midwest		$2,011	$2,090
Southwest
—0.28% of net asset value
ACON Igloo Investors I, LLC (10)(18)(21)	Investment Funds And Vehicles		4/30/2014			$1,673	$449
				Subtotal Southwest		$1,673	$449
West

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—0.17% of net asset value
Gryphon Partners 3.5, L.P. (14)(18)(21)	Investment Funds And Vehicles		11/20/2012			$115	$265
				Subtotal West		$115	$265

			Subtotal investments in funds			$3,799	$2,804

Total non-controlled/non-affiliated investments
—179.75% of net asset value						$298,127	$285,318

Controlled investments
—51.34% of net asset value

First lien senior secured debt
—9.14% of net asset value
Southeast
—3.23% of net asset value
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2022	$13,799	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2022	3,362	1,053	—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.5% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2022	14,591	11,750	5,107
				Subtotal Southeast	$31,752	$20,110	$5,107
Southwest
—5.91% of net asset value
OEM Group, LLC (15)	Capital Equipment	9.8% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$9,385	$9,385	$9,385
				Subtotal Southwest	$9,385	$9,385	$9,385

			Subtotal first lien senior secured debt		$41,137	$29,495	$14,492

Second lien debt
—4.00% of net asset value
Southwest
—4.00% of net asset value
OEM Group, LLC (11)(15)(24)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$52,409	$22,203	$6,343
				Subtotal Southwest	$52,409	$22,203	$6,343

			Subtotal second lien debt		$52,409	$22,203	$6,343

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

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

Investments in funds
—38.20% of net asset value
Northeast
—38.20% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment Funds And Vehicles		12/3/2014			$91,887	$60,632
				Subtotal Northeast		$91,887	$60,632

			Subtotal investments in funds			$91,887	$60,632
Total controlled investments
—51.34% of net asset value						$153,589	$81,467

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

Total non-controlled/affiliated investments

—0.00% of net asset value						$1	$—

Total investments—231.09% of net asset value						$451,717	$366,785

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
(3)

As of June 30, 2022, 24.7% and 22.0% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Alternate Base Rate, or ABR, or Secured Overnight Financing Rate, or SOFR, which are effective as of June 30, 2022. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, ABR rates are typically indexed to the current prime rate or federal funds rate, and SOFR rates are typically indexed to 30-day or 90-day SOFR rates. Each of the LIBOR, ABR, or SOFR rates may be subject to interest floors. As of June 30, 2022, the 30-day, 90-day and 180-day LIBOR rates were 1.79%, 2.29% and 2.94%, respectively, the ABR rate was 4.75%, and the 30-day and 90-day SOFR rates were 1.69% and 2.12%, respectively.

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
(11)

In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company. As of June 30, 2022, there were no issuers with this option.

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

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the six months ended June 30, 2022 in which the issuer was a portfolio company that the Company is deemed to control.

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2022

(dollar amounts in thousands)

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of June 30, 2022.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of June 30, 2022.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(23)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(24)	Restructured loan for which income is not being recognized as of June 30, 2022.
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
(31)

Investments are valued using a single source market quotation. Refer to the Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

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

June 30, 2022

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

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
•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms are used to conduct independent appraisals of all “Level 3” investments and to review the Advisor’s preliminary valuations in light of their own independent assessment unless the amounts are immaterial or have closed near quarter-end;

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2022, the Company had loans on non-accrual status with an amortized cost basis of $33,286 and fair value of $8,515. As of December 31, 2021, the Company had loans on non-accrual status with an amortized cost basis of $19,703 and fair value of $9,147.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of June 30, 2022, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $9,784, which meet the above criteria. As of December 31, 2021, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $12,054.

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

The following shows a roll-forward of PIK income activity for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Accumulated PIK balance, beginning of period	$1,314	$1,286	$1,260	$1,163
PIK income capitalized/receivable	54	125	108	248
PIK received in cash from repayments	(120)	—	(120)	—
Accumulated PIK balance, end of period	$1,248	$1,411	$1,248	$1,411

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2022 and 2021.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Distributions, for a summary of recent dividends paid. For the three months ended June 30, 2022 and 2021, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $25 and $52, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $50 and $52, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three and six months ended June 30, 2022 and 2021. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Benefit of (provision for) taxes on unrealized loss/gain on investments	182	(318)	482	(650)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2022 and December 31, 2021, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $1,233 and $1,556, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of June 30, 2022 and December 31, 2021, $2,420 (net of $12,042 allowance) and $2,261 (net of $12,073 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company has begun utilizing optional expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 during the three months ended June 30, 2022 and will continue to evaluate the impact of the new standard.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments Credit Losses (Topic 326)”, which is intended to address issues identified during the post implementation review of ASU 2016-13, “Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new standard, but does not anticipate the new standard to have a material impact to the consolidated financial statements and related disclosures.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2022:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$295,112	$—	$6,825	$288,287
Second lien debt	6,565	—	—	6,565
Equity investments	1,672	900	—	772
Investment in Logan JV (1)	60,632	—	—	—
Investments in funds (1)	2,804	—	—	—
Total investments	$366,785	$900	$6,825	$295,624

(1)

Certain investments that are measured at fair value using net asset value totaling $63,436 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The following is a summary of the industry classification in which the Company invests as of June 30, 2022:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Healthcare & Pharmaceuticals	$76,798	$76,874	20.96%	48.47%
Investment Funds And Vehicles	95,687	63,436	17.30%	39.96%
Services: Business	27,361	27,465	7.49%	17.30%
High Tech Industries	25,106	25,209	6.87%	15.88%
Services: Consumer	24,516	23,789	6.49%	14.99%
Capital Equipment	45,708	20,988	5.72%	13.22%
Consumer Goods: Non-Durable	30,338	20,302	5.54%	12.79%
Finance	12,161	12,256	3.34%	7.72%
Banking	10,713	10,823	2.95%	6.82%
Insurance	9,406	9,419	2.57%	5.93%
Energy: Oil & Gas	26,339	8,548	2.33%	5.39%
Chemicals, Plastics, & Rubber	7,176	7,234	1.97%	4.56%
Environmental Industries	7,175	7,196	1.96%	4.53%
Media: Broadcasting & Subscription	7,238	7,192	1.96%	4.53%
Retail	6,773	6,894	1.88%	4.34%
Construction & Building	6,490	6,562	1.79%	4.13%
Telecommunications	6,637	6,466	1.76%	4.07%
Containers, Packaging, & Glass	5,372	5,444	1.48%	3.43%
Sovereign & Public Finance	5,058	5,103	1.39%	3.21%
Consumer Goods: Durable	4,548	4,546	1.24%	2.86%
Automotive	3,917	3,920	1.07%	2.47%
Transportation: Cargo	3,257	3,314	0.90%	2.09%
Hotel, Gaming, & Leisure	2,943	2,905	0.79%	1.83%
Transportation: Consumer	1,000	900	0.25%	0.57%
Total Investments	$451,717	$366,785	100.00%	231.09%

The following is a summary of the industry classification in which the Company invests as of December 31, 2021:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96,817	$76,468	19.51%	40.09%
Healthcare & Pharmaceuticals	60,628	60,963	15.55%	31.96%
Consumer Goods: Non-Durable	36,247	34,906	8.90%	18.30%
High Tech Industries	31,901	30,871	7.87%	16.19%
Services: Consumer	28,181	27,826	7.10%	14.59%
Services: Business	24,584	24,764	6.32%	12.99%
Capital Equipment	45,730	22,823	5.82%	11.97%
Banking	15,001	15,141	3.86%	7.94%
Retail	12,758	12,750	3.25%	6.69%
Finance	12,186	12,297	3.15%	6.45%
Energy: Oil & Gas	22,414	10,836	2.76%	5.68%
Insurance	9,249	9,398	2.40%	4.93%
Environmental Industries	7,325	7,381	1.88%	3.87%
Chemicals, Plastics, & Rubber	7,055	7,135	1.82%	3.74%
Construction & Building	6,509	6,596	1.68%	3.46%
Telecommunications	6,227	6,165	1.57%	3.23%
Media: Broadcasting & Subscription	5,198	5,191	1.32%	2.72%
Containers, Packaging, & Glass	4,824	4,918	1.25%	2.58%
Sovereign & Public Finance	4,106	4,136	1.05%	2.17%
Automotive	3,934	3,960	1.01%	2.08%
Hotel, Gaming, & Leisure	2,957	3,045	0.78%	1.60%
Transportation: Cargo	2,331	2,373	0.61%	1.24%
Transportation: Consumer	1,000	2,136	0.54%	1.12%
Total Investments	$447,162	$392,079	100.00%	205.59%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2022:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$173,028	$141,125	38.47%	88.93%
West	84,532	84,840	23.13%	53.45%
Southeast	73,380	57,300	15.62%	36.10%
Southwest	74,488	46,797	12.76%	29.48%
Midwest	32,203	22,510	6.14%	14.18%
Canada	14,086	14,213	3.88%	8.95%
Total Investments	$451,717	$366,785	100.00%	231.09%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2021:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$171,958	$152,796	38.97%	80.12%
West	89,501	90,151	22.99%	47.27%
Southwest	68,042	58,055	14.81%	30.44%
Midwest	73,581	48,276	12.31%	25.31%
Southeast	35,288	34,013	8.68%	17.84%
Canada	8,792	8,788	2.24%	4.61%
Total Investments	$447,162	$392,079	100.00%	205.59%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds, excluding its investment in the Logan JV, is expected to be within six months to one years.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2022:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$249,854		Discounted cash flows (income approach)	Comparative Yield	9.1%		-	10.2%		9.7%
	3,441		Market comparable companies (market approach)	EBITDA Multiple	5.3x		-	5.8x		(5.5x)
	9,385	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	8.0% 5.5% 16.5%		- - -	13% 5.5% 25.7%		(10.5%) (5.5%) (21.1%)
	8,411		Market comparable companies (market approach)	Revenue Multiple	0.4x		-	0.8x		(0.6x)
	9,392		Recoverability	Collateral Value (4)	$1,898,685		-	$1,898,685		($1,898,685)
Second lien debt	6,343	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	8.0% 5.5% 16.5%		- - -	13% 5.5% 25.7%		(10.5%) (5.5%) (21.1%)
	222		Market comparable companies (market approach)	Revenue Multiple	0.7	x	-	1.1	x	(0.9	x)

Equity investments	545		Market comparable companies (market approach)	EBITDA Multiple	9.8x		-	10.3x		(10.1x)
	227		Market comparable companies (market approach)	Revenue Multiple	8.8x		-	9.3x		(9x)
Total Level 3 Investments	$287,820

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $7,803 of first lien senior secured debt for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotations).

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

The following table rolls forward the changes in fair value during the six months ended June 30, 2022 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2022	$288,782	$12,925	$-	$903	$302,610
Purchases (1)	48,944	-	-	51	48,995
Sales and repayments (1)	(34,106)	(4,248)	-	(48)	(38,402)
Unrealized appreciation (depreciation)(2)	(14,242)	(2,115)	-	(182)	(16,539)
Realized gain	(1,782)	-	-	48	(1,734)
Net amortization of premiums, discounts and fees	582	3	-	-	585
PIK	109	-	-	-	109
Ending balance, June 30, 2022	$288,287	$6,565	$-	$772	$295,624
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(15,627)	$(2,115)	$-	$(182)	$(17,924)

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2021 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2021	$233,636	$22,111	$5,841	$5,070	$266,658
Purchases	67,710	-	-	-	67,710
Sales and repayments(1)	(27,841)	(5,500)	-	-	(33,341)
Unrealized appreciation (depreciation)(2)	4,197	642	(1)	5,399	10,237
Realized (loss) gain	-	-	-	(1,888)	(1,888)
Net amortization of premiums, discounts and fees	683	-	-	-	683
PIK	107	61	89	-	257
Ending balance, June 30, 2021	$278,492	$17,314	$5,929	$8,581	$310,316

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$4,361	$642	$(1)	$5,399	$10,401

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three and six months ended June 30, 2022 and 2021 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three and six months ended June 30, 2022 and 2021. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure further below.

	For the three months ended June 30,		For the six months ended June 30,
Income Statement	2022	2021	2022	2021
Net sales	$8,188	$7,143	$14,971	$15,702
Gross profit	3,045	2,065	6,110	4,139
Net gain	(1,451)	(214)	(1,021)	336

The below table summarizes the financial information for OEM Group, LLC for the three and six months ended June 30, 2022 and 2021.

	For the three months ended June 30,		For the six months ended June 30,
Income Statement	2022	2020	2022	2021
Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss from continuing operations	(2,778)	(2,790)	(5,574)	(5,773)
Loss (gain) from discontinued operations	-	(50)	-	(194)

In December 2020, OEM Group, LLC completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM. OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and other systems and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt. These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. OEM also consummated the sale of certain assets and liability of its Pennsylvania based division to a minority shareholder of the Company.  There was no cash consideration exchanged in connection with the transaction. As of June 30, 2022, the Company holds all outstanding debt and equity of OEM.

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

As of June 30, 2022 and December 31, 2021, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of June 30, 2022
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

On April 19, 2022, Logan JV closed on a $300,600 LJV I MM CLO LLC (the “CLO”) with a 3-year reinvestment period.  On the closing date of the transaction, in consideration of Logan JV’s transfer to the CLO of the initial closing date loan portfolio, the CLO transferred to Logan JV 100% of the Subordinated Notes and 100% of the Class E Notes issued by the CLO.  The CLO became a consolidated` subsidiary of Logan JV.  Contemporaneously with the close of the CLO, Logan JV SPV was merged into the CLO. Proceeds from the CLO were used to pay off the amounts outstanding under the Logan JV Credit Facility (as discussed below).

Logan JV had a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks which was amended on January 9, 2021 to reduce the commitments, extend the maturity date to July12, 2025, and amend the pricing. On

April 19, 2022, in connection with the closing of the CLO, Logan JV SPV terminated the Logan JV Credit Facility, and as of June 30, 2022, the Logan JV Credit Facility had no commitments subject to leverage and borrowing base restrictions. As of December 31, 2021, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.5%. As of December 31, 2021, Logan JV had $147,041 of outstanding borrowings under the credit facility.

As of June 30, 2022 and December 31, 2021, Logan JV, including its consolidated subsidiaries, had total investments at fair value of $289,464 and $224,449, respectively. As of June 30, 2022 and December 31, 2021, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 134 and 95 different borrowers, respectively. As of June 30, 2022, there were no loans on non-accrual status. As of December 31, 2021, the amortized cost and fair value of loans on non-accrual status was $1,674 and $94, respectively. As of June 30, 2022 and December 31, 2021, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,962 and $2,523, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
First lien secured debt, at par	$312,807	$231,727
Second lien debt, at par	3,282	2,282
Total debt investments, at par	$316,089	$234,009
Weighted average yield on first lien secured loans (1)	6.4%	5.5%
Weighted average yield on second lien loans (1)	9.6%	8.5%
Weighted average yield on all loans (1)	6.5%	5.5%
Number of borrowers in Logan JV	134	95
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$23,266	$22,801

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2022 and December 31, 2021, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended June 30, 2022 and 2021, the Company’s share of distributions related to its Logan JV LLC equity interest was $320 and $1,649, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $320 and $2,254, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $0 and $66, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5.92% (SOFR +4.25%)	11/22/2019	11/26/2026	1,466	$1,457	$1,431
Total Australia						$1,457	$1,431

Canada
Avison Young Canada Inc.	Services: Business	8% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,864	$3,822	$3,818
Bausch Health Companies (15)	Healthcare & Pharmaceuticals	5.75% (SOFR +5.25%)	03/16/2022	02/01/2027	2,000	1,965	1,723
PNI Canada Acquireco Corp	High Tech Industries	6.17% (LIBOR +4.5%)	10/31/2018	10/31/2025	837	835	803
WildBrain Ltd.	Media: Diversified & Production	5.92% (LIBOR +4.25%)	03/19/2021	03/24/2028	1,975	1,943	1,869
Total Canada						$8,565	$8,213

Germany
VAC Germany Holding GmbH	Metals & Mining	6.25% (LIBOR +4%)	02/26/2018	03/08/2025	2,873	$2,867	$2,722
Total Germany						$2,867	$2,722

Luxembourg
Travelport Finance	Services: Consumer	7.25% (LIBOR +5%)	09/22/2020	05/29/2026	1,750	$1,731	$1,366
Travelport Finance	Services: Consumer	3.75% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,224	2,158	2,247
Total Luxembourg		0% (LIBOR +0%)	01/00/1900	1/0/1900	-	$3,889	$3,613

Netherlands
Pegasus BidCo BV (15)	Beverage, Food & Tobacco	0% (SOFR +6.51%)	05/05/2022	05/03/2029	4,000	3,960	3,805
Total Netherlands						$3,960	$3,805

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.25% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,911	$4,827
Total United Kingdom						$4,911	$4,827

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.17% (LIBOR +4.5%)	07/28/2017	02/10/2026	3,258	$3,250	$3,045
Abe Investment Holdings, Inc.	Media: Diversified & Production	6.13% (LIBOR +4.5%)	04/07/2022	02/19/2026	2,387	$2,385	$2,313
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	6.17% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,134	$3,140	$2,988
AG Parent Holdings LLC	High Tech Industries	6.67% (LIBOR +5%)	07/30/2019	07/31/2026	4,096	$4,070	$3,930
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.92% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,232	$1,231	$1,209
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	07/09/2018	07/12/2025	3,850	$3,842	$3,552
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	7.17% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	$1,643	$1,596
Allen Media, LLC	Media: Broadcasting & Subscription	7.7% (SOFR +5.5%)	07/29/2021	02/10/2027	3,427	$3,408	$3,070
Alpine US Bidco LLC	Beverage, Food & Tobacco	6.37% (LIBOR +5.25%)	04/28/2021	05/03/2028	1,500	$1,475	$1,391
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	7.5% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,067	$2,997	$2,710
AMCP Clean Acquisition Co LLC	Wholesale	5.88% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,323	$2,318	$1,870
AMCP Clean Acquisition Co LLC	Wholesale	5.88% (LIBOR +4.25%)	07/10/2018	06/15/2025	562	$561	$453
American Achievement Corporation (3) (14)	Retail	6.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	$-	$-
American Public Education	Services: Consumer	7.17% (LIBOR +5.5%)	03/29/2021	09/01/2027	963	$946	$929

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	7.67% (LIBOR +6%)	05/24/2021	11/19/2027	3,184	$3,134	$3,061
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.25% (LIBOR +5%)	10/12/2020	10/16/2025	3,266	$3,207	$3,200
Ansira Holdings, Inc.	Media: Diversified & Production	7.82% (LIBOR +6.5%)	04/17/2018	12/20/2024	700	$696	$454
Ansira Holdings, Inc.	Media: Diversified & Production	8.75% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,090	$2,084	$1,329
Anthology / Blackboard	High Tech Industries	6.92% (LIBOR +5.25%)	10/22/2021	10/25/2028	2,704	$2,606	$2,364
Apex Analytix, Inc. (15)	Services: Business	6.5% (SOFR +5.75%)	06/15/2022	06/15/2028	317	$311	$311
Apex Analytix, Inc. (15)	Services: Business	6.5% (SOFR +5.75%)	06/15/2022	06/15/2029	2,807	$2,751	$2,751
Arcline FM Holding, LLC	Aerospace & Defense	7.63% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,985	$1,976	$1,871
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	7% (LIBOR +4.75%)	08/16/2019	08/27/2026	858	$847	$838
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,985	$2,952	$2,888
BCP Qualtek Merger Sub LLC	Telecommunications	7.49% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,625	$3,593	$3,075
Belfor Holdings Inc.	Services: Business	5.78% (SOFR +4.25%)	03/15/2022	04/06/2026	4,500	$4,367	$4,365
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.5% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,850	$2,842	$2,480
Brookfield WEC Holdings Inc	Construction & Building	4.73% (SOFR +3.75%)	05/23/2022	08/01/2025	1,000	$960	$964
Canister International Group Inc	Forest Products & Paper	6.42% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,955	$1,942	$1,882
Cano Health, LLC	Healthcare & Pharmaceuticals	5.63% (SOFR +4%)	06/24/2021	11/23/2027	1,975	$1,971	$1,810
CCI Buyer, Inc.	Services: Business	6.05% (SOFR +4%)	02/24/2022	12/17/2027	3,985	$3,915	$3,646
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.45% (SOFR +6.25%)	07/07/2015	10/05/2023	4,462	$4,458	$4,150
Cloudera, Inc.	High Tech Industries	5.42% (LIBOR +3.75%)	08/10/2021	10/08/2028	2,993	$2,966	$2,763
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.87% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,980	$1,991	$1,879
Confluence Technologies, Inc.	High Tech Industries	4.99% (LIBOR +3.75%)	07/22/2021	07/31/2028	2,985	$2,972	$2,821
Deliver Buyer (15)	Capital Equipment	6% (SOFR +5.5%)	06/09/2022	05/24/2029	1,398	$1,251	$1,261
Dermatology Intermediate Holdings III, Inc (4)(14)	Healthcare & Pharmaceuticals	5.75% (SOFR +4.25%)	03/23/2022	04/02/2029	551	$81	$51
Dermatology Intermediate Holdings III, Inc (15)	Healthcare & Pharmaceuticals	4.75% (SOFR +4.25%)	03/23/2022	04/02/2029	2,949	$2,882	$2,757
Drilling Info Inc.	High Tech Industries	5.92% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,331	$4,321	$4,248
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6.39% (SOFR +4.75%)	08/16/2021	08/13/2028	1,985	$1,969	$1,866
Eliassen Group, LLC (5)(14)	Services: Business	7.25% (SOFR +5.75%)	03/31/2022	04/14/2028	370	$(1)	$(6)
Eliassen Group, LLC	Services: Business	7.8% (SOFR +5.75%)	03/31/2022	04/14/2028	1,630	$1,614	$1,605
Empower Payments Acquisition	Services: Business	5.67% (LIBOR +4%)	10/05/2018	10/10/2025	3,860	$3,855	$3,706
Epic Staffing Group (6)(14)	Healthcare & Pharmaceuticals	7.5% (SOFR +6%)	06/27/2022	06/28/2029	523	$(31)	$(31)
Epic Staffing Group (15)	Healthcare & Pharmaceuticals	7.5% (SOFR +6%)	06/27/2022	06/24/2029	2,477	$2,328	$2,328
EyeSouth (7)(14)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	$(1)	$(13)
EyeSouth	Healthcare & Pharmaceuticals	6% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,688	$1,684	$1,616
FloWorks International LLC	Metals & Mining	7.38% (SOFR +5.75%)	02/18/2022	12/27/2028	2,500	$2,476	$2,363
Foley Products Co LLC	Construction & Building	6.95% (SOFR +4.75%)	02/11/2022	12/29/2028	2,993	$2,964	$2,847
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	07/02/2021	07/03/2028	705	$693	$659
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	07/02/2021	07/03/2028	2,115	$2,079	$1,977
Global Medical Response, Inc.	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/16/2022	10/02/2025	1,990	$1,937	$1,856
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.92% (LIBOR +5.25%)	11/29/2021	12/01/2027	1,988	$1,969	$1,923
Greenway Health, LLC	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.75%)	04/29/2022	02/16/2024	1,995	$1,873	$1,817
HDT Holdco, Inc.	Aerospace & Defense	8% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,800	$3,717	$3,567
HEXION INC	Chemicals, Plastics & Rubber	5.92% (SOFR +4.5%)	03/02/2022	03/01/2029	2,000	$1,952	$1,801
Highline Aftermarket Acquisition, LLC	Retail	6.17% (LIBOR +4.5%)	03/21/2022	11/09/2027	947	$896	$843
Hoffman Southwest Corporation	Environmental Industries	6.5% (LIBOR +5.5%)	05/16/2019	08/14/2023	1,325	$1,322	$1,279
Hornblower Sub LLC	Hotel, Gaming & Leisure	7.38% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,769	$1,557	$1,333

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Imprivata Inc	High Tech Industries	5.78% (SOFR +4.25%)	03/16/2022	12/01/2027	2,000	$1,941	$1,948
International Textile Group Inc	Consumer goods: Durable	5% (LIBOR +5%)	04/20/2018	05/01/2024	900	$899	$734
Intertape Polymer Group Inc.	Forest Products & Paper	6.86% (SOFR +4.75%)	06/15/2022	06/14/2028	1,250	$1,150	$1,145
Isagenix International LLC	Services: Consumer	7.93% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,540	$1,534	$923
Jack Ohio Finance	Hotel, Gaming & Leisure	6.42% (LIBOR +4.75%)	04/27/2022	10/04/2028	2,992	$2,950	$2,828
LaserShip, Inc.	Transportation: Cargo	7.38% (LIBOR +4.5%)	10/20/2021	04/30/2028	993	$988	$890
Lereta, LLC	High Tech Industries	6.92% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,985	$1,968	$1,809
Lids Holdings, Inc	Retail	7.33% (SOFR +5.5%)	12/03/2021	12/14/2026	938	$921	$909
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6% (LIBOR +6%)	06/19/2018	10/01/2024	3,570	$3,515	$3,147
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	7% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,972	$2,960	$2,883
LRS Holdings LLC	Environmental Industries	5.92% (LIBOR +4.25%)	08/13/2021	08/31/2028	2,488	$2,477	$2,338
MAG DS Corp.	Aerospace & Defense	7.75% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,164	$1,121	$1,071
Mavis Tire Express Services Topco Corp.	Automotive	5.63% (SOFR +4%)	04/13/2022	05/04/2028	1,996	$1,981	$1,851
McAfee Enterprise	High Tech Industries	5.98% (LIBOR +4.75%)	05/03/2021	07/27/2028	2,983	$2,957	$2,690
Miller's Ale House Inc	Hotel, Gaming & Leisure	6.37% (LIBOR +4.75%)	05/24/2018	05/30/2025	2,304	$2,299	$2,165
MRI SOFTWARE LLC	Construction & Building	7.75% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,467	$1,463	$1,438
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +5.25%)	10/02/2020	09/28/2024	3,817	$3,774	$3,807
NAPA Management Services Corp	Healthcare & Pharmaceuticals	6.25% (SOFR +5.25%)	02/18/2022	02/23/2029	3,990	$3,888	$3,702
New Constellis Borrower LLC	Aerospace & Defense	7.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	$318	$278
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,910	$1,876	$1,771
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	02/13/2018	06/30/2024	628	$183	$169
NextCare, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,721	$3,709	$3,628
Northern Star Holdings Inc.	Utilities: Electric	6.55% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,069	$4,061	$3,947
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	12/01/2021	12/01/2027	2,836	$2,797	$2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.24% (LIBOR +4%)	10/06/2017	10/12/2024	1,908	$1,904	$1,835
Omni Intermediate Holdings, LLC (9)(14)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	112	$(1)	$(2)
Omni Intermediate Holdings, LLC	Transportation: Cargo	7.1% (SOFR +5%)	11/24/2021	12/30/2026	1,875	$1,860	$1,846
Options Technology (10)(14)	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	$(3)	$-
Options Technology	Services: Business	7.63% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,440	$2,414	$2,440
Orion Business Innovations	High Tech Industries	6.76% (LIBOR +4.5%)	10/18/2018	10/21/2024	546	$544	$546
Orion Business Innovations	High Tech Industries	6.76% (LIBOR +4.5%)	03/04/2019	10/21/2024	806	$803	$806
Orion Business Innovations	High Tech Industries	6.76% (LIBOR +4.5%)	10/18/2018	10/21/2024	1,868	$1,861	$1,868
Osmosis Buyer Limited	Services: Consumer	4.84% (SOFR +3.75%)	03/21/2022	07/31/2028	2,000	$1,971	$1,828
Output Services Group Inc	Services: Business	6.01% (LIBOR +4.5%)	03/26/2018	03/27/2024	4,311	$4,304	$3,231
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,494	$2,471	$2,369
Patriot Rail Co LLC	Transportation: Cargo	6.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,421	$3,443	$3,285
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.57% (LIBOR +5%)	10/04/2018	09/28/2025	2,888	$2,874	$2,628
PLH Group Inc	Energy: Oil & Gas	7.41% (LIBOR +6%)	08/01/2018	07/25/2023	3,252	$3,235	$3,212
Polyconcept Holding B.V.	Consumer goods: Non-Durable	7.55% (SOFR +5.5%)	05/12/2022	05/18/2029	2,000	$1,960	$1,894
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	05/14/2021	12/02/2025	1,980	$1,950	$1,980
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	416	$412	$416
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	622	$611	$622
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.17% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,945	$1,936	$1,921
Precisely	High Tech Industries	5.18% (LIBOR +4%)	06/24/2021	04/24/2028	2,980	$2,955	$2,709
Premier Dental Services, Inc. (11)	Healthcare & Pharmaceuticals	6.17% (LIBOR +4.5%)	08/11/2021	08/18/2028	184	$178	$167

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.28% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,806	$1,798	$1,692
Prince International Corporation	Chemicals, Plastics & Rubber	5.38% (SOFR +4.25%)	05/27/2022	04/21/2029	1,000	$901	$877
Pure Fishing Inc	Consumer goods: Non-Durable	6.17% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,161	$1,138	$996
Quest Software	High Tech Industries	5.14% (SOFR +4.25%)	03/21/2022	02/01/2029	2,000	$1,971	$1,786
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.67% (LIBOR +7%)	03/16/2018	03/21/2025	978	$970	$860
Reedy Industries Inc. (12)(14)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	$(1)	$(16)
Reedy Industries Inc.	Services: Consumer	6.07% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,692	$1,685	$1,599
Restaurant Technologies, Inc.	Services: Business	6.3% (SOFR +4.25%)	03/17/2022	04/02/2029	1,995	$1,947	$1,919
Rocket Software, Inc.	High Tech Industries	5.92% (LIBOR +4.25%)	03/16/2022	11/28/2025	1,990	$1,960	$1,855
R-Pac International Corp (13)(14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	12/29/2027	373	$(7)	$(7)
R-Pac International Corp	Containers, Packaging & Glass	7.67% (LIBOR +6%)	11/23/2021	12/29/2027	2,993	$2,938	$2,933
RSA Security LLC	High Tech Industries	5.93% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,985	$1,973	$1,720
RXB Holdings, Inc.	Services: Business	6.61% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,985	$1,976	$1,841
Sinclair Television Group, Inc.	Media: Broadcasting & Subscription	5.38% (SOFR +3.75%)	04/13/2022	04/13/2029	3,000	$2,912	$2,775
Skillsoft Corp.	High Tech Industries	6.19% (SOFR +5.25%)	03/25/2022	07/14/2028	2,000	$1,966	$1,869
Smyrna Ready Mix Concrete LLC	Hotel, Gaming & Leisure	5.88% (SOFR +4.25%)	03/24/2022	03/23/2029	2,000	$1,942	$1,855
Solenis International LP	Chemicals, Plastics & Rubber	6.72% (SOFR +4.5%)	03/31/2022	11/09/2028	1,995	$1,956	$1,878
Solera Holdings Inc	Services: Business	5.67% (LIBOR +4%)	03/16/2022	06/02/2028	1,990	$1,961	$1,845
SPX FLOW INC	Capital Equipment	6.13% (SOFR +4.5%)	03/18/2022	03/18/2029	1,988	$1,919	$1,857
Stats, LLC	Hotel, Gaming & Leisure	6.69% (LIBOR +5.25%)	03/30/2022	07/10/2026	3,486	$3,464	$3,347
Teneo Holdings LLC	Services: Business	6.85% (SOFR +5.25%)	07/15/2019	07/11/2025	4,473	$4,406	$4,186
Titan Sub LLC	Aerospace & Defense	6.67% (LIBOR +5%)	09/19/2019	09/21/2026	1,725	$1,712	$1,651
TouchTunes	Media: Diversified & Production	7.3% (SOFR +5.25%)	04/22/2022	04/02/2029	3,000	$2,971	$2,914
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	5.89% (SOFR +4.25%)	07/22/2021	11/20/2026	3,858	$3,847	$3,542
Veracode (15)	High Tech Industries	5.25% (SOFR +4.75%)	04/20/2022	05/02/2029	2,000	$1,990	$1,905
VeriFone Systems, Inc.	Services: Business	5.52% (LIBOR +4%)	03/16/2022	08/20/2025	1,995	$1,934	$1,804
W3 Topco LLC	Energy: Oil & Gas	7.1% (LIBOR +6%)	08/13/2019	08/16/2025	658	$634	$634
Women's Care Holdings Inc	Services: Consumer	4.5% (LIBOR +4.5%)	05/20/2022	01/15/2028	1,496	$1,448	$1,406
Yak Access LLC	Energy: Oil & Gas	6.57% (LIBOR +5%)	06/29/2018	07/11/2025	2,513	$2,479	$1,702
Zayo Group Holdings, Inc.	Telecommunications	5.78% (SOFR +4.25%)	04/29/2022	03/09/2027	1,995	$1,946	$1,870
Zenith American Holding, Inc.	Services: Business	7.5% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,457	$2,454	$2,450
Zenith American Holding, Inc.	Services: Business	7.5% (LIBOR +5.25%)	03/11/2019	12/13/2024	120	$120	$120
Total United States of America						$277,916	$261,755

Total Senior Secured First Lien Term Loans						$303,565	$286,366

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	9.75% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,977	$2,010
New Constellis Borrower LLC	Aerospace & Defense	11% (LIBOR +11%)	03/27/2020	03/27/2025	282	136	127
SonicWALL Inc	High Tech Industries	9.01% (LIBOR +7.5%)	04/13/2022	05/18/2026	1,000	983	961
Total United States of America						$3,096	$3,098

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total Second Lien Term Loans						$3,096	$3,098

Total Investments						$306,661	$289,464

Cash equivalents
Dreyfus Government Cash Management Fund						42,885	42,885
Other cash accounts						2,719	2,719
Total Cash equivalents						$45,604	$45,604

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,469,807, which was unfunded as of June 30, 2022. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(4)

Represents a delayed draw commitment of $555,181, of which $464,094 was unfunded as of June 30, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $370,370, which was unfunded as of June 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $523,256, which was unfunded as of June 30, 2022.
(7)	Represents a delayed draw commitment of $295,455, which was unfunded as of June 30, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $628,328, of which $443,545 was unfunded as of June 30, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Represents a delayed draw commitment of $111,958, which was unfunded as of June 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	Represents a delayed draw commitment of $605,958, which was unfunded as of June 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $184,472, of which $5,556 was unfunded as of June 30, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 4.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)	Represents a delayed draw commitment of $299,252, which was unfunded as of June 30, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term.
(13)	Represents a delayed draw commitment of $373,134, which was unfunded as of June 30, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term.
(14)	Unfunded amount will start to accrue interest when the position is funded. LIBOR rate as of June 30, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(15)	Unsettled trade will start to accrue interest when the position is settled. SOFR rate as of June 30, 2022 or SOFR floor is shown to reflect possible projected interest rate.
(16)	All investments are pledged as collateral for loans payable unless otherwise noted.

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,474	$1,463	$1,432
Total Australia						$1,463	$1,432

Canada
Avison Young Canada Inc.	Services: Business	5.97% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,884	$3,836	$3,863
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,593	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,950	1,983
Total Canada						$7,379	$7,442

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	955	$952	$895
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,888	2,881	2,823
Total Germany						$3,833	$3,718

Luxembourg
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,184	2,058	2,251
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.22% (LIBOR +5%)	09/22/2020	05/29/2026	1,745	1,723	1,458
Total Luxembourg						$3,781	$3,709

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.16% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,896	$4,843
EG Group	Retail	4.22% (LIBOR +4%)	03/23/2018	02/07/2025	2,759	2,753	2,753
Total United Kingdom						$7,649	$7,596

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,830	$3,822	$3,777
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,895	1,892	1,782
Advisor Group Holdings Inc	Fire: Finance	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,150	3,158	3,163
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,613	2,596	2,610
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,238	1,237	1,249
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.39% (LIBOR +4.25%)	07/09/2018	7/12/2025	3,870	3,860	3,551
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,656
Allen Media, LLC	Media: Broadcasting & Subscription	5.72% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,445	3,423	3,448
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,508	1,480	1,504
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,148	3,052	3,018
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,335	2,329	1,951
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	565	564	472
American Achievement Corporation(3) (15)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	09/01/2027	988	969	980
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,961	2,009
Anne Arundel Dermatology Management, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,233	1,234

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (5) (15)	Healthcare & Pharmaceuticals	8.75% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	(7)	-
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,997	1,995
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	682	680	545
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,046	2,039	1,637
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,500	1,449	1,476
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,995	1,985	1,996
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	862	851	868
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,992	2,964	2,947
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,675	3,638	3,634
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,865	2,855	2,809
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,965	1,951	1,974
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,985	1,980	1,987
Clear Balance Holdings, LLC	Fire: Finance	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,529	4,523	4,348
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	2,971	2,996
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,990	2,002	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	3,000	2,986	2,993
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,287	1,285	1,298
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,353	4,342	4,310
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.75%)	08/16/2021	07/28/2028	182	180	182
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,813	1,795	1,818
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,597	4,586	4,551
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,880	3,875	3,895
EyeSouth (6) (15)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	1
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,696	1,692	1,701
Gastro Health Holdco, LLC (7)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	268	272
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	998	993	1,005
Gold Standard Baking, Inc.(17)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,096	1,674	94
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	1,980	1,990
HDT Holdco, Inc.	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,900	3,806	3,866
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,539	1,676
International Textile Group Inc	Consumer goods: Durable	5.13% (LIBOR +5%)	04/20/2018	05/01/2024	913	911	848
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,605	1,597	1,202
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	998	993	1,000
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,995	1,976	1,997
Lids Holdings, Inc	Retail	5.55% (LIBOR +0%)	12/03/2021	12/03/2026	1,000	980	985
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.13% (LIBOR +6%)	06/19/2018	10/01/2024	2,735	2,707	2,680
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,987	2,974	2,987
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,191	1,143	1,096
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	2,963	2,987
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.85% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,316	2,310	2,234
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,474	1,470	1,473

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Fire: Insurance	6% (LIBOR +5%)	10/02/2020	09/28/2024	3,836	3,783	3,836
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	316	324
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,920	1,879	1,899
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	629	115	117
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,740	3,725	3,721
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,091	4,081	4,101
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	11/30/2027	2,850	2,808	2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,918	1,913	1,904
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	172	171	171
Omni Logistics (9)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	203	9	9
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	1,620	1,604	1,608
Options Technology (10) (15)	Services: Business	4.8% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(4)	(4)
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,452	2,423	2,421
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	549	546	549
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	810	806	810
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,877	1,869	1,877
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,322	4,314	3,720
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	2,475	2,475
Patriot Rail Co LLC	Transportation: Cargo	4.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,439	3,463	3,456
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.18% (LIBOR +5%)	10/04/2018	09/28/2025	2,903	2,887	2,743
PLH Group Inc	Energy: Oil & Gas	6.15% (LIBOR +6%)	08/01/2018	07/25/2023	3,384	3,357	3,354
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	1,990	1,956	1,990
Portfolio Holding, Inc. (11)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	221	225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	625	613	625
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,955	1,944	1,961
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	1,995	1,986	1,995
Premier Dental Services, Inc. (12)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	77	78
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,167	1,140	1,135
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	983	974	970
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,977	1,969	1,968
Reedy Industries Inc. (13) (15)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	(1)	-
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,701	1,693	1,701
R-Pac International Corp (14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	373	67	67
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	3,000	2,940	2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,995	1,982	1,911
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,990	1,985	1,996
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,496	1,489	1,496
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,194	3,138	3,208
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,192	3,168	3,201
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,877	3,866	3,887
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,775	1,700	1,757
Yak Access LLC	Energy: Oil & Gas	5.18% (LIBOR +5%)	06/29/2018	07/11/2025	2,588	2,548	2,328
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,476	2,473	2,476
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	122	123

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total United States of America						$202,359	$198,360

Total Senior Secured First Lien Term Loans						$226,464	$222,257

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,974	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	121	182
Total United States of America						$2,095	$2,192

Total Second Lien Term Loans						$2,095	$2,192

Total Investments						$228,559	$224,449

Cash equivalents
Dreyfus Government Cash Management Fund						14,985	14,985
Other cash accounts						735	735
Total Cash equivalents						$15,720	$15,720

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,470, which was unfunded as of December 31, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

Selected Balance Sheet Information:

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $306,661 and $228,559, respectively)	$289,464	$224,449
Cash	45,604	15,720
Receivable for investments sold	13,359	-
Other assets	3,346	834
Total assets	$351,773	$241,003
Liabilities:
CLO asset-backed debt, net	$240,434	$-
Loans payable, net	-	145,782
Payable for investments purchased	32,881	-
Distribution payable	400	2,900
Other liabilities	2,268	1,317
Total liabilities	$275,983	$149,999
Members' capital	$75,790	$91,004
Total liabilities and members' capital	$351,773	$241,003

Selected Statement of Operations Information:

	For the three months ended June 30 2022	For the three months ended June 30 2021	For the six months ended June 30 2022	For the six months ended June 30 2021
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,350	$3,619	$7,735	$7,152
Fee income	29	18	48	16
Total revenues	4,379	3,637	7,783	7,168
Credit facility expenses, and interest on asset-backed debt and credit facility (1)	$4,162	$1,455	$5,630	$2,948
Other fees and expenses	119	110	214	187
Total expenses	4,281	1,565	5,844	3,135
Net investment income	98	2,072	1,939	4,033
Net realized (loss) gain	(1,579)	(6)	(1,566)	187
Net change in unrealized (depreciation) appreciation on investments	(11,782)	2,387	(13,088)	6,472
Net (decrease) increase in members' capital from operations	$(13,263)	$4,453	$(12,715)	$10,692

(1)

As of June 30, 2022, Logan JV had $242,500 of outstanding debt under the CLO asset-backed debt with an effective interest rate of 4.30% per annum. As of December 31, 2021, Logan JV had $147,041 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum.

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

Base Management Fee

For the three and six months ended June 30, 2022 and 2021, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the Investment Management Agreements.

On May 5, 2022, the Company approved a proposal from the Advisor to irrevocably waive $400 of the base management fee earned for the three month period ended March 31, 2022.

On August 5, 2022, the Company approved a proposal from the Advisor to irrevocably waive $1,043 of the base management fee earned for the three month period ended June 30, 2022.

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

For the three months ended June 30, 2022 and 2021, the Company incurred base management fees of $0 and $963, respectively, net of management fees waived of $1,043 and $0, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred base management fee of $629 and $963, respectively, net of management fees waived of $1,443 and $879, respectively. As of June 30, 2022 and December 31, 2021, $0 and $1,063, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred no incentive fee related to ordinary income.

Incentive Fee on Net Investment Income Payable

For the three and six months ended June 30, 2022 and 2021, the Company reversed $0 and $0, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable.

As of June 30, 2022 and December 31, 2021, $0 and $0, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor and reflected in accrued expenses and other payables in the Consolidated Statements of Assets and Liabilities.  As of June 30, 2022 and December 31, 2021, $0 and $0, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 17.5% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Management Agreement as of June 30, 2022 and December 31, 2021.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2022 and 2021, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2022 and 2021, the Company incurred administrator expenses of $237 and $224, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred administrator expenses of $533 and $445, respectively. As of June 30, 2022 and December 31, 2021, $0 and $118 of administrator expenses were due to the Advisor, respectively, which was included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of June 30, 2022 and December 31, 2021, there were $2 and $116, respectively, due to affiliate, which was included in due to affiliates on the Consolidated Statements of Assets and Liabilities.

The Company has a wholly owned subsidiary, First Eagle Alternative Capital Agent, Inc., which serves as the administrative agent on certain investment transactions with affiliated entities. As of June 30, 2022 and December 31, 2021, there was $2,148 and $0, respectively, due to affiliate, which was included in due to affiliates on the Consolidated Statements of Assets and Liabilities

As of June 30, 2022 and December 31, 2021, the Advisor owed $0 and $0, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to First Eagle Greenway Fund II LLC (“Greenway II”) and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. As of June 30, 2022 and December 31, 2021, $44 and $44, respectively, of total fees and expenses related to Greenway II, was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of June 30, 2022, it had $320 of dividends receivable from Logan JV and $3 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, it had $2,254 of dividends receivable from Logan JV and $238 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Alex Toys, LLC (1)	$—	$—	$—	$(1,888)
Aurotech, LLC(2)	(1,786)	—	(1,786)	—
Other (3)	—	(447)	44	(1,703)
Loss on extinguishment of debt (4)	—	(543)	—	(543)
Net realized loss	$(1,786)	$(990)	$(1,742)	$(4,134)

(1)	On March 31, 2021, the Company wrote off their investment in Alex Toys, LLC. The realized loss of $1,888 was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

On April 5, 2022, Aurotech, LLC entered into a purchase agreement to sell its common shares to a third party buyer. The proceeds of the sale (which includes cash and amounts placed in escrow) were used to pay off and terminate the Company's outstanding credit agreement. The Company realized a loss of $1,786 as a result of this transaction.

(3)	During the three and six months ended June 30, 2021, the Company realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.
(4)

In June 2021, the Company redeemed its 2022 Notes. In connection with the redemption, the Company realized a loss on the extinguishment of debt equal to the difference between the amount paid to redeem the 2022 Notes and its carrying value, net of deferred financing costs.

6. Net (Decrease) Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net (decrease) increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator—net (decrease) increase in net assets resulting from operations:	$(21,351)	$7,528	$(25,301)	$17,017
Denominator—basic and diluted weighted average common shares:	29,931	30,109	29,971	30,109
Basic and diluted net (decrease) increase in net assets per common share resulting from operations:	$(0.71)	$0.25	$(0.84)	$0.57

Diluted net (decrease) increase in net assets per share resulting from operations equals basic net (decrease) increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022				December 31, 2021
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$175,000	$113,200	$113,582	4.14%	$150,000	$114,100	$69,840	3.50%
2022 Notes	-	-	-	-	-	-	28,500	-
2023 Notes	-	-	-	-	-	-	50,460	-
2026 Notes	111,600	111,600	111,600	4.90%	111,600	111,600	45,480	4.90%
Total	$286,600	$224,800	$225,182	4.52%	$261,600	$225,700	$194,280	4.19%

(1)

As of June 30, 2022, borrowings outstanding excludes deferred financing costs of $2,858 and includes an issuance premium of $337 for the 2026 Notes, which are netted and presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2022.
(3)

As of December 31, 2021, borrowings outstanding excludes deferred financing costs of $3,188 and includes an issuance premium of $381 for the 2026 Notes, which are netted and presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2021.
(5)	Represents the weighted average interest rate as of June 30, 2022 and December 31, 2021 which incorporates the amortization of the $391 premium received on the issuance of the 2026 Notes.

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

As of June 30, 2022, the Company had USD borrowings of $113,200 outstanding under the Revolving Facility with a quarter-end interest rate of 4.14%.

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

As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2022 and December 31, 2021, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,121 and $563 were incurred in connection with the Revolving Facility for the three months ended June 30, 2022 and 2021. Interest expense and related fees, excluding amortization of deferred financing costs, of $2,101 and $1,186 were incurred in connection with the Revolving Facility for the six months ended June 30, 2022 and 2021. Amortization of deferred financing costs of $114 and $202 were incurred with the Revolving Facility for the three months ended June 30, 2022 and 2021. Amortization of deferred financing costs of $242 and $229 were incurred with the Revolving Facility for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the Company had $2,157 and $1,496, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of June 30, 2022 was 169%.

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

As of June 30, 2022, the carrying amount and fair value of the Notes was $111,600 and $102,895, respectively. As of December 31, 2021, the carrying amount and fair value of the Notes was $111,600 and $114,055, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, the Company incurred $2,568, $2,213, and $3,528 of fees and expenses, respectively. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended June 30, 2022 and 2021, the Company amortized approximately $ 185 and $244 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2022 and 2021, the Company amortized approximately $364 and $450 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2022, the Company had $2,858 of remaining deferred financing costs on the Notes, which was netted against the $337 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities.  As of December 31, 2021, the Company had $3,188 remaining deferred financing costs on the Notes, which was netted against the $381 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2022 and 2021, the Company incurred interest expense on the Notes of $1,373 and $2,044, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred interest expense on the Notes of $2,747 and $3,846, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2022	December 31, 2021
Unfunded delayed draw facilities
Advanced Web Technologies	$—	$365
Alcanza Clinical Research	250	250
Alpine X	557	913
BCDI Rodeo Dental Buyer, LLC	125	125
CC Amulet Management, LLC	922	922
Cedar Services Group, LLC	856	142
ConvenientMD	1,719	1,719
Doxa Insurance Holdings, LLC	1,419	1,419
Endo1 Partners	194	515
HealthDrive Corporation	79	79
Integrated Pain Management Medical Group, Inc.	—	379
Lighthouse Behavioral Health Solutions, LLC	1,809	—
Lighthouse Lab Services	546	546
MarkLogic Corporation	—	565
Multi Specialty Healthcare LLC	150	150
Newcleus, LLC	1,136	1,271
PDFTron Systems Inc.	—	194
Socius Insurance Services, Inc.	1,842	1,842
SuperHero Fire Protection, LLC	—	613
Technology Partners, LLC	1,037	1,037
TMA Buyer, LLC	1,540	1,540
Tricor Borrower, LLC	1,326	1,326
TriStrux, LLC	1,448	1,448
	16,955	17,360
Unfunded revolving commitments
1-800 Hansons, LLC (1)	—	103
A&A Global Imports, LLC	398	566
Action Point, Inc	417	567
Advanced Web Technologies	285	315
Alcanza Clinical Research	125	125
Alpine SG, LLC	105	105
Alpine X	137	228
Aurotech, LLC	—	427
Automated Control Concepts, Inc.	667	667
BCDI Rodeo Dental Buyer, LLC	323	1,050
CC Amulet Management, LLC	205	512
Cedar Services Group, LLC	802	802
Certify, Inc.	53	53
ConvenientMD	688	688
Danforth Advisors	26	17
Doxa Insurance Holdings, LLC	344	344
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	600	900
Groundworks Operations, LLC	99	99
HealthDrive Corporation(2)	1,962	2,171
iLending LLC	718	718
Integrated Pain Management Medical Group, Inc.	442	442
IRC Opco LLC	824	824
Lash Opco LLC	232	441
Lighthouse Behavioral Health Solutions, LLC	687	-
Lighthouse Lab Services	921	921
Loadmaster Derrick & Equipment, Inc.	150	225
MarkLogic Corporation	278	278

Marlin DTC-LS Midco 2, LLC	143	143
Matilda Jane Holdings, Inc.	366	652
Multi Specialty Healthcare LLC	711	711
Newcleus, LLC	435	435
NWN Parent Holdings LLC	623	478
PDFTron Systems Inc.	—	298
QuarterMaster Newco, LLC	365	365
Quorum Health Resources	674	674
Sequoia Consulting Group, LLC	49	49
smarTours, LLC	205	367
Socius Insurance Services, Inc.	525	525
SolutionReach, Inc.	933	933
SuperHero Fire Protection, LLC	283	327
Technology Partners, LLC	747	747
The Mulch & Soil Company, LLC	645	522
TMA Buyer, LLC	385	385
Tricor Borrower, LLC	288	288
TriStrux, LLC	346	925
	20,878	24,079
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	1,626	680
Gryphon Partners 3.5, L.P.	548	363
	2,174	1,043
Total unfunded commitments	$40,007	$42,482
(1)	The Company had sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10
May 5, 2022	June 15, 2022	June 30, 2022	$0.10
August 5, 2022	September 15, 2022	September 30, 2022	$0.11

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2022 and 2021.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2022 distributions as of June 30, 2022, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the six months ended June 30,
	2022	2021
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$6.34	$6.15
Net investment income, after taxes(2)	0.19	0.20
Net realized (loss) on investments(2)	(0.06)	(0.14)
Net change in unrealized appreciation (depreciation) on investments(2)	(1.00)	0.53
Benefit of (provision for) taxes on unrealized gain on investments(2)	0.03	(0.02)
Net increase (decrease) in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	(0.84)	0.57
Accretive effect of repurchase of common stock	—	—
Distributions to stockholders from net investment income	(0.20)	(0.20)
Total distributions	(0.20)	(0.20)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$5.30	$6.52

Per share market value at end of period	$3.54	$4.56
Total return(3)(5)	(16.72%)	30.83%
Shares outstanding at end of period	29,922	30,109
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$158,730	$196,190
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc.(4)(6)(7)	9.02%	9.96%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (6)(8)	6.55%	6.30%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	10.23%	9.03%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the six months ended June 30, 2022 and 2021 the ratio components included 0.71% and 1.02% of net base management fee, 0.00% and 0.00% of net incentive fee, 6.14% and 6.07% of borrowing costs, 2.64% and 2.47% of other operating expenses, and 0.48% and 0.40% of the impact of all taxes, respectively.

(5)	Not annualized
(6)	Annualized, except for taxes and the related impact of incentive fees.
(7)

Ratio of total expenses before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 10.64% and 10.90% for the six months ended June 30, 2022 and 2021.

(8)

Ratio of net investment income before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 4.92% and 5.38% for the six months ended June 30, 20212 and 2021.

11. Stock Repurchase Program

Stock Repurchase Program

On May 4, 2021, our board of directors authorized a new $10,000 stock repurchase program with an expiration date of May 5, 2022 and may be modified, suspended or terminated at any time for any reason without prior notice. Effective December 16, 2021, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”) which expired on March 8, 2022. Effective March 16, 2022, the Company adopted a stock trading plan in accordance with Rule 10b5-1 with an expiration date of May 5, 2022. On May 5, 2022, our board of directors extended the expiration date of the stock repurchase program and stock trading plan to May 6, 2023.

The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company has retired all shares of common stock purchased in connection with the stock repurchase program and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Dollar amount repurchased (1)	$171	$—	$677	$—
Shares repurchased	42	—	154	—
Average price per share (including commission)	$4.19	$—	$4.41	$—
Weighted average discount to net asset value	31.81%	—	30.66%	—

(1)

Effective December 16, 2021, the Company adopted a stock trading plan which expired on March 8, 2022. Effective March 16, 2022, the Company adopted a stock trading plan with an expiration date of May 5, 2022, which was subsequently extended to May 6, 2023. Both plans are in accordance with Rule 10b5-1 of the Exchange Act and all shares repurchased during the three and six months ended June 30, 2022 were under the 10b5-1 plans.

12. Subsequent Events

From July 1, 2022 through August 9, 2022, the Company made new and follow-on investments, including revolver and delayed draw fundings, totaling $14,019 with a combined weighted average yield of 8.7%.

On August 5, 2022, the Company’s board of directors declared a dividend of $0.11 per share payable on September 30, 2022 to stockholders of record at the close of business on September 15, 2022.

On August 5, 2022, the Company approved a proposal from the Advisor to irrevocably waive $1,043 of the base management fee earned for the three month period ended June 30, 2022.

On July 5, 2022, Logan JV made a distribution of $13,500 to its members as a return of capital. The Company received $10,800 in relation to the return of capital on its investment in Logan JV.

On July 29, 2022, Logan JV made a distribution of $2,500 to its members as a return of capital. The Company received $2,000 in relation to the return of capital on its investment in Logan JV.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of June 30, 2022

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2022
Control Investments
—51.34% of net asset value
Control Investments - Majority Owned
—51.34% of net asset value
First lien senior secured debt
—9.14% of net asset value
Southeast
—3.23% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3)(12) 11.5% (LIBOR+ 10.3% PIK) due 12/31/2022	14,591	$3,925	$—	$—	$(5,752)	$—	$5,107
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (3)(12) (LIBOR + 10.3% PIK) due 12/31/2022	13,799	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (3)(12) (LIBOR + 12% PIK) due 12/31/2022	3,362	—	—	—	—	—	—
Subtotal Southeast		$3,925	$—	$—	$(5,752)	$—	$5,107

Southwest
—5.91% of net asset value
OEM Group, LLC - Senior secured term loan 9.8% (LIBOR+7.5%) due 9/30/2025	9,385	$—	$—	$—	$—	$402	$9,385
Subtotal Southwest		$—	$—	$—	$—	$402	$9,385

Subtotal first lien senior secured debt		$3,925	$—	$—	$(5,752)	$402	$14,492

Second lien debt
—4.00% of net asset value
Southeast
—4.00% of net asset value

OEM Group, LLC - Second Lien revolver 10.0% PIK due 9/30/2025 (10)	52,409	$—	$—	$—	$(1,808)	$—	$6,343
Subtotal Southeast		$—	$—	$—	$(1,808)	$—	$6,343

Subtotal second lien debt		$—	$—	$—	$(1,808)	$—	$6,343

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

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of June 30, 2022

(dollar amounts in thousands)

Investments in funds
—38.20% of net asset value
Northeast
—38.20% of net asset value
First Eagle Logan JV, LLC (4)(6)(7)	$—	$—	$—	$(12,169)	$2,000	$60,632
Subtotal investments in funds	$—	$—	$—	$(12,169)	$2,000	$60,632

Total Control Investments - Majority Owned	$3,925	$—	$—	$(19,729)	$2,402	$81,467

Total Control Investments	$3,925	$—	$—	$(19,729)	$2,402	$81,467

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, II LLC (4)(6)(8)	$—	$—	$—	$—	$16	$—
Subtotal Northeast	$—	$—	$—	$—	$16	$—

Subtotal investments in funds	$—	$—	$—	$—	$16	$—

Total Affiliate Investments	$—	$—	$—	$—	$16	$—

Total Control and Affiliate Investments—— 51.32% of net asset value	$3,925	$—	$—	$(19,729)	$2,417	$81,467

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of June 30, 2022. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2022. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of June 30, 2022, the 30-day, 90-day and 180-day LIBOR rates were 1.79%, 2.29%, and 2.94%, respectively. As of December 31, 2022, the 30-day, 90-day and 180-day LIBOR rates were 0.10%, 0.21%, and 0.34%.

(3)	Loan was on non-accrual as of June 30, 2022.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(10)	Restructured loan for which income is not being recognized as of June 30, 2022.
(11)	Includes reorganizations and restructuring of investments.
(12)	On January 1, 2021, the loan was placed in forbearance, with a forbearance termination date subsequently amended to December 31, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2022, we, together with our credit-focused affiliates, collectively had $21.0 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2022, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.5 billion in aggregate commitments into 182 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through June 30, 2022, we, along with our managed funds and separately managed account, have received $2.0 billion of gross proceeds from the realization of investments. The Company alone has received $1.7 billion of gross proceeds from the realization of its investments during this same time period. As of June 30, 2022, our managed funds, First Eagle Greenway Fund II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $221.5 million, or 118.4% of the committed capital, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2022, we had $366.8 million of portfolio investments (at fair value), which represents a $25.3 million, or 6.5% decrease from the $392.1 million (at fair value) as of December 31, 2021. The decrease in our total portfolio assets is attributable o portfolio contraction due to significant repayments during the period, as well as decrease in portfolio valuations in our controlled portfolio companies, discussed below. Our portfolio consisted of 71 investments, including Greenway II, as of June 30, 2022, compared to 76 portfolio investments, including Greenway II, as of December 31, 2021. As of June 30, 2022, we had $81.5 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $15.8 million, or 16.2%, decrease from $97.3 million (at fair value) as of December 31, 2021 in three portfolio companies. The decrease in controlled portfolio companies was the result of a decrease in fair value of First Eagle Logan JV, LLC, or Logan JV, as well as the decrease in the fair value of Loadmaster Derrick and OEM Group. Our average controlling equity position at June 30, 2022 was approximately $30.9 million and $11.2 million at cost and fair value, respectively. Our investment in the Logan JV represented 16.5% and 18.6% of our portfolio investments at fair value as of June 30, 2022 and December 31, 2021, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$91.9	$60.6	$91.9	$72.8
Largest portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	13.2	3.2	12.0	10.7
Average portfolio company investment	6.4	5.2	5.9	5.2
Average portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	4.8	4.6	4.4	4.4
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway II	71.6	29.6	68.9	36.9

At June 30, 2022 and at December 31, 2021, based upon fair value, 96.6% and 96.0%, respectively, of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2022	December 31, 2021
First lien senior secured debt (1)(4)	7.6%	6.8%
Second lien debt (1)(4)	0.0%	1.9%
Debt and income-producing investments (1)(2)(4)	7.1%	6.4%
Logan JV (3)	5.8%	7.1%
All investments including Logan JV (1)(3)(4)	6.8%	6.5%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of June 30, 2022 and December 31, 2021.
(2)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(3)

As of June 30, 2022 and December 31, 2021, the dividends declared and earned of $5.3 million and $6.6 million for the twelve months ended June 30, 2022 and December 31, 2021, respectively, represented a yield to us of 5.8% and 7.1%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(4)

Excluding restructured loans for which income is not being recognized as of June 30, 2022, the weighted average yield would be 7.7% on first lien senior secured debt, 7.7% on debt and income-producing investments and 7.3% on all investments including Logan JV. As of June 30, 2022, the Company did not hold any non-restructured second lien debt. Excluding restructured loans for which income is not being recognized as of December 31, 2021, the weighted average would be 6.9% on first lien senior secured debt, 11.9% on second lien debt, 6.9% on debt and income-producing investments and 7.0% on all investments including Logan JV.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2022, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of June 30, 2022 and December 31, 2021. There can be no assurance that the weighted average yield will remain at its current level. As of June 30, 2022 and December 31, 2021, 0.5% and 0.8%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2022 and beyond. No assurance can be given that we will be successful in achieving this target.

As of June 30, 2022 and December 31, 2021, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $15.9 million and $17.3 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2022 and December 31, 2021, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately an exit of our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of June 30, 2022, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two are performing at or above our expectations and have an Investment Score of 2 and 3. The other unsponsored investment has an Investment Score of 5. As of December 31, 2021, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two were performing at or above our expectations and have an Investment Score of 2. The other unsponsored investment had an Investment Score of 5.

As of June 30, 2022, we have closed portfolio investments with 106 different sponsors since inception. As of December 31, 2021, we had closed portfolio investments with 105 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of June 30, 2022			As of December 31, 2021
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$312.9	$284.1	92.8%	$308.4	$294.1	92.1%
Unsponsored Investments (1)	46.9	22.0	7.2%	46.9	25.2	7.9%
Total	$359.8	$306.1	100.0%	$355.3	$319.3	100.0%

(1)	Excludes Greenway II and the Logan JV.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2022 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$320.3	71.0%	$295.1	80.4%
Investment in Logan JV	91.9	20.3%	60.6	16.5%
Second lien debt	22.8	5.1%	6.6	1.8%
Investments in funds	3.9	0.8%	2.8	0.8%
Equity investments	12.8	2.8%	1.7	0.5%
Total investments	$451.7	100.0%	$366.8	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for 1) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of June 30, 2022 and 2) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

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

The following is a summary of the industry classification in which we invest as of June 30, 2022 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Healthcare & Pharmaceuticals	$76.8	$76.9	20.96%	48.47%
Investment Funds And Vehicles	95.7	63.4	17.30%	39.96%
Services: Business	27.4	27.5	7.49%	17.30%
High Tech Industries	25.1	25.2	6.87%	15.88%
Services: Consumer	24.5	23.8	6.49%	14.99%
Capital Equipment	45.7	21.0	5.72%	13.22%
Consumer Goods: Non-Durable	30.3	20.3	5.54%	12.79%
Finance	12.2	12.3	3.34%	7.72%
Banking	10.7	10.8	2.95%	6.82%
Insurance	9.4	9.5	2.57%	5.93%
Energy: Oil & Gas	26.3	8.5	2.33%	5.39%
Chemicals, Plastics, & Rubber	7.2	7.2	1.97%	4.56%
Environmental Industries	7.2	7.2	1.96%	4.53%
Media: Broadcasting & Subscription	7.2	7.2	1.96%	4.53%
Retail	6.8	6.9	1.88%	4.34%
Construction & Building	6.5	6.6	1.79%	4.13%
Telecommunications	6.6	6.5	1.76%	4.07%
Containers, Packaging, & Glass	5.4	5.4	1.48%	3.43%
Sovereign & Public Finance	5.1	5.1	1.39%	3.21%
Consumer Goods: Durable	4.5	4.5	1.24%	2.86%
Automotive	3.9	3.9	1.07%	2.47%
Transportation: Cargo	3.3	3.3	0.90%	2.09%
Hotel, Gaming, & Leisure	2.9	2.9	0.79%	1.83%
Transportation: Consumer	1.0	0.9	0.25%	0.57%
Total Investments	$451.7	$366.8	100.00%	231.09%

The following is a summary of the industry classification in which we invest as of December 31, 2021 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96.9	$76.5	19.51%	40.09%
Healthcare & Pharmaceuticals	60.6	61.0	15.55%	31.96%
Consumer Goods: Non-Durable	36.2	34.9	8.90%	18.30%
High Tech Industries	31.9	30.9	7.87%	16.19%
Services: Consumer	28.2	27.8	7.10%	14.59%
Services: Business	24.6	24.8	6.32%	12.99%
Capital Equipment	45.7	22.8	5.82%	11.97%
Banking	15.0	15.1	3.86%	7.94%
Retail	12.8	12.8	3.25%	6.69%
Finance	12.2	12.3	3.15%	6.45%
Energy: Oil & Gas	22.5	10.8	2.76%	5.68%
Insurance	9.2	9.4	2.40%	4.93%
Environmental Industries	7.3	7.4	1.88%	3.87%
Chemicals, Plastics, & Rubber	7.1	7.1	1.82%	3.74%
Construction & Building	6.5	6.6	1.68%	3.46%
Telecommunications	6.2	6.2	1.57%	3.23%
Media: Broadcasting & Subscription	5.2	5.2	1.32%	2.72%
Containers, Packaging, & Glass	4.8	4.9	1.25%	2.58%
Sovereign & Public Finance	4.1	4.1	1.05%	2.17%
Automotive	3.9	4.0	1.01%	2.08%
Hotel, Gaming, & Leisure	3.0	3.0	0.78%	1.60%
Transportation: Cargo	2.3	2.4	0.61%	1.24%
Transportation: Consumer	1.0	2.1	0.54%	1.12%
Total Investments	$447.2	$392.1	100.00%	205.59%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2022 and 2021 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
New portfolio investments	$4.5	$45.7	$6.8	$66.0
Existing portfolio investments:
Follow-on investments (1)	12.6	2.5	25.4	4.7
Delayed draw and revolver investments (1)	8.4	1.6	12.8	4.3
Total existing portfolio investments	21.0	4.1	38.2	9.0
Total portfolio investment activity	$25.5	$49.8	$45.0	$75.0
Number of new portfolio investments	1	12	2	18
Number of follow-on investments	9	4	13	5
First lien senior secured debt	$25.5	$49.8	$45.0	$75.0
Equity investments	0.2	—	0.1	—
Total portfolio investments	$25.7	$49.8	$45.1	$75.0
Weighted average yield of new debt investments	7.7%	7.4%	7.2%	7.1%
Weighted average yield, including all new income-producing investments	7.7%	7.4%	7.2%	7.1%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three months ended June 30, 2022 and 2021, we had prepayments, amortization payments, and sales of our investments, including any prepayment premiums, totaling $35.5 million and $25.1 million, respectively. For the six months ended June 30, 2022 and 2021, we had prepayments, amortization payments, and sales of our investments, including any prepayment premiums, totaling

$39.5 million and $33.3 million, respectively. Please refer to “Results of Operations — Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the six months ended June 30, 2022

•	Repayment of a second lien term loan in Merchants Capital Access, LLC at par, which resulted in proceeds of $4.25 million;
•	Repayment of a first lien senior secured term loan and revolver in Aurotech, LLC, which resulted in total proceeds (including cash and amounts placed in escrow) of $1.0 million;
•	Repayment of a first lien senior secured term loan in DTI Holdco, Inc., which resulted in proceeds of $3.9 million;
•	Repayment of a first lien senior secured term loan in Evergreen Services Group, LLC, which resulted in total proceeds of $9.2 million;
•	Repayment of a first lien senior secured term loan and revolver in 1-800 Hansons, LLC, which resulted in total proceeds of $3.5 million;
•	Repayment of a first lien senior secured term loan in Own Yourself, LLC, which resulted in proceeds of $5.9 million, including a prepayment premium of $0.2 million; and
•	Repayment of a first lien senior secured term loan in Xcel Brands, Inc., which resulted in proceeds of $7.2 million, including a prepayment premium of $0.3 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2022, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.0% (based on cash invested of $1.8 billion and total proceeds from these exited investments of $2.2 billion). 76.5% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of June 30, 2022 and December 31, 2021, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of June 30, 2022
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

On April 19, 2022, Logan JV closed on a $300.6 million LJV I MM CLO LLC (the “CLO”) with a 3-year reinvestment period.  On the closing date of the transaction, in consideration of Logan JV’s transfer to the CLO of the initial closing date loan portfolio, the CLO transferred to Logan JV 100% of the Subordinated Notes and 100% of the Class E Notes issued by the CLO.  The CLO became a consolidated subsidiary of Logan JV.  Contemporaneously with the close of the CLO, Logan JV SPV was merged into the CLO. Proceeds from the CLO were used to pay off the amounts outstanding under the Logan JV Credit Facility (as discussed below).

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce commitments, extend the maturity date to July 12, 2025, and amend the pricing. On April 19, 2022, in connection with the closing of the CLO, Logan JV SPV terminated the Logan JV Credit Facility, and as of June 30, 2022 had no commitments subject to leverage and borrowing base restrictions. As of December 31, 2021, the Logan JV Credit Facility had $225.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2021, Logan JV had $147.0 million of outstanding borrowings under the credit facility.

As of June 30, 2022 and December 31, 2021, Logan JV, including its consolidated subsidiaries, had total investments at fair value of $289.5 million and $224.4 million, respectively. As of June 30, 2022 and December 31, 2021, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 134 and 95 different borrowers, respectively. As of June 30, 2022, there were no loans on non-accrual status. As of December 31, 2021, there was one loan on non-accrual status with an amortized cost and fair value of $1.7 million and $0.1 million, respectively. As of June 30, 2022 and December 31, 2021, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $5 million and $2.5 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	As of June 30, 2022	As of December 31, 2021
First lien secured debt, at par	$312,807	$231,727
Second lien debt, at par	3,282	2,282
Total debt investments, at par	$316,089	$234,009
Weighted average yield on first lien secured loans (1)	6.4%	5.5%
Weighted average yield on second lien loans (1)	9.6%	8.5%
Weighted average yield on all loans (1)	6.5%	5.5%
Number of borrowers in Logan JV	134	95
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$23,266	$22,801

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2022 and December 31, 2021, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and six months ended June 30, 2022, our share of distributions declared related to our Logan JV LLC equity interest was $0.3 million and $2.0 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and six months ended June 30, 2021, our share of distributions declared related to our Logan JV LLC equity interest was $1.6 million and $3.2 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $0.3 million and $2.3 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $0.0 million and $0.1 million, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. As of June 30, 2022, the distributions declared and earned of $5.3 million for the twelve months ended June 30, 2022, represented a dividend yield to the Company of 5.8% based upon average capital invested. As of December 31, 2021, distributions declared and earned of $6.6 million for the twelve months ended December 31, 2021, represented a dividend yield to the Company of 7.1% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5.92% (SOFR +4.25%)	11/22/2019	11/26/2026	1,466	$1,457	$1,431
Total Australia						$1,457	$1,431

Canada
Avison Young Canada Inc.	Services: Business	8% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,864	$3,822	$3,818
Bausch Health Companies (15)	Healthcare & Pharmaceuticals	5.75% (SOFR +5.25%)	03/16/2022	02/01/2027	2,000	1,965	1,723
PNI Canada Acquireco Corp	High Tech Industries	6.17% (LIBOR +4.5%)	10/31/2018	10/31/2025	837	835	803
WildBrain Ltd.	Media: Diversified & Production	5.92% (LIBOR +4.25%)	03/19/2021	03/24/2028	1,975	1,943	1,869
Total Canada						$8,565	$8,213

Germany
VAC Germany Holding GmbH	Metals & Mining	6.25% (LIBOR +4%)	02/26/2018	03/08/2025	2,873	$2,867	$2,722
Total Germany						$2,867	$2,722

Luxembourg
Travelport Finance	Services: Consumer	7.25% (LIBOR +5%)	09/22/2020	05/29/2026	1,750	$1,731	$1,366
Travelport Finance	Services: Consumer	3.75% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,224	2,158	2,247
Total Luxembourg		0% (LIBOR +0%)	01/00/1900	1/0/1900	-	$3,889	$3,613

Netherlands
Pegasus BidCo BV (15)	Beverage, Food & Tobacco	0% (SOFR +6.51%)	05/05/2022	05/03/2029	4,000	3,960	3,805
Total Netherlands						$3,960	$3,805

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.25% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,911	$4,827
Total United Kingdom						$4,911	$4,827

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.17% (LIBOR +4.5%)	07/28/2017	02/10/2026	3,258	$3,250	$3,045
Abe Investment Holdings, Inc.	Media: Diversified & Production	6.13% (LIBOR +4.5%)	04/07/2022	02/19/2026	2,387	$2,385	$2,313
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	6.17% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,134	$3,140	$2,988
AG Parent Holdings LLC	High Tech Industries	6.67% (LIBOR +5%)	07/30/2019	07/31/2026	4,096	$4,070	$3,930
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.92% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,232	$1,231	$1,209
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	07/09/2018	07/12/2025	3,850	$3,842	$3,552
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	7.17% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	$1,643	$1,596
Allen Media, LLC	Media: Broadcasting & Subscription	7.7% (SOFR +5.5%)	07/29/2021	02/10/2027	3,427	$3,408	$3,070
Alpine US Bidco LLC	Beverage, Food & Tobacco	6.37% (LIBOR +5.25%)	04/28/2021	05/03/2028	1,500	$1,475	$1,391
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	7.5% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,067	$2,997	$2,710
AMCP Clean Acquisition Co LLC	Wholesale	5.88% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,323	$2,318	$1,870
AMCP Clean Acquisition Co LLC	Wholesale	5.88% (LIBOR +4.25%)	07/10/2018	06/15/2025	562	$561	$453
American Achievement Corporation (3) (14)	Retail	6.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	$-	$-
American Public Education	Services: Consumer	7.17% (LIBOR +5.5%)	03/29/2021	09/01/2027	963	$946	$929

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	7.67% (LIBOR +6%)	05/24/2021	11/19/2027	3,184	$3,134	$3,061
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.25% (LIBOR +5%)	10/12/2020	10/16/2025	3,266	$3,207	$3,200
Ansira Holdings, Inc.	Media: Diversified & Production	7.82% (LIBOR +6.5%)	04/17/2018	12/20/2024	700	$696	$454
Ansira Holdings, Inc.	Media: Diversified & Production	8.75% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,090	$2,084	$1,329
Anthology / Blackboard	High Tech Industries	6.92% (LIBOR +5.25%)	10/22/2021	10/25/2028	2,704	$2,606	$2,364
Apex Analytix, Inc. (15)	Services: Business	6.5% (SOFR +5.75%)	06/15/2022	06/15/2028	317	$311	$311
Apex Analytix, Inc. (15)	Services: Business	6.5% (SOFR +5.75%)	06/15/2022	06/15/2029	2,807	$2,751	$2,751
Arcline FM Holding, LLC	Aerospace & Defense	7.63% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,985	$1,976	$1,871
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	7% (LIBOR +4.75%)	08/16/2019	08/27/2026	858	$847	$838
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,985	$2,952	$2,888
BCP Qualtek Merger Sub LLC	Telecommunications	7.49% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,625	$3,593	$3,075
Belfor Holdings Inc.	Services: Business	5.78% (SOFR +4.25%)	03/15/2022	04/06/2026	4,500	$4,367	$4,365
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.5% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,850	$2,842	$2,480
Brookfield WEC Holdings Inc	Construction & Building	4.73% (SOFR +3.75%)	05/23/2022	08/01/2025	1,000	$960	$964
Canister International Group Inc	Forest Products & Paper	6.42% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,955	$1,942	$1,882
Cano Health, LLC	Healthcare & Pharmaceuticals	5.63% (SOFR +4%)	06/24/2021	11/23/2027	1,975	$1,971	$1,810
CCI Buyer, Inc.	Services: Business	6.05% (SOFR +4%)	02/24/2022	12/17/2027	3,985	$3,915	$3,646
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.45% (SOFR +6.25%)	07/07/2015	10/05/2023	4,462	$4,458	$4,150
Cloudera, Inc.	High Tech Industries	5.42% (LIBOR +3.75%)	08/10/2021	10/08/2028	2,993	$2,966	$2,763
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	5.87% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,980	$1,991	$1,879
Confluence Technologies, Inc.	High Tech Industries	4.99% (LIBOR +3.75%)	07/22/2021	07/31/2028	2,985	$2,972	$2,821
Deliver Buyer (15)	Capital Equipment	6% (SOFR +5.5%)	06/09/2022	05/24/2029	1,398	$1,251	$1,261
Dermatology Intermediate Holdings III, Inc (4)(14)	Healthcare & Pharmaceuticals	5.75% (SOFR +4.25%)	03/23/2022	04/02/2029	551	$81	$51
Dermatology Intermediate Holdings III, Inc (15)	Healthcare & Pharmaceuticals	4.75% (SOFR +4.25%)	03/23/2022	04/02/2029	2,949	$2,882	$2,757
Drilling Info Inc.	High Tech Industries	5.92% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,331	$4,321	$4,248
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6.39% (SOFR +4.75%)	08/16/2021	08/13/2028	1,985	$1,969	$1,866
Eliassen Group, LLC (5)(14)	Services: Business	7.25% (SOFR +5.75%)	03/31/2022	04/14/2028	370	$(1)	$(6)
Eliassen Group, LLC	Services: Business	7.8% (SOFR +5.75%)	03/31/2022	04/14/2028	1,630	$1,614	$1,605
Empower Payments Acquisition	Services: Business	5.67% (LIBOR +4%)	10/05/2018	10/10/2025	3,860	$3,855	$3,706
Epic Staffing Group (6)(14)	Healthcare & Pharmaceuticals	7.5% (SOFR +6%)	06/27/2022	06/28/2029	523	$(31)	$(31)
Epic Staffing Group (15)	Healthcare & Pharmaceuticals	7.5% (SOFR +6%)	06/27/2022	06/24/2029	2,477	$2,328	$2,328
EyeSouth (7)(14)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	$(1)	$(13)
EyeSouth	Healthcare & Pharmaceuticals	6% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,688	$1,684	$1,616
FloWorks International LLC	Metals & Mining	7.38% (SOFR +5.75%)	02/18/2022	12/27/2028	2,500	$2,476	$2,363
Foley Products Co LLC	Construction & Building	6.95% (SOFR +4.75%)	02/11/2022	12/29/2028	2,993	$2,964	$2,847
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	07/02/2021	07/03/2028	705	$693	$659
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	07/02/2021	07/03/2028	2,115	$2,079	$1,977
Global Medical Response, Inc.	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/16/2022	10/02/2025	1,990	$1,937	$1,856
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.92% (LIBOR +5.25%)	11/29/2021	12/01/2027	1,988	$1,969	$1,923
Greenway Health, LLC	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.75%)	04/29/2022	02/16/2024	1,995	$1,873	$1,817
HDT Holdco, Inc.	Aerospace & Defense	8% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,800	$3,717	$3,567
HEXION INC	Chemicals, Plastics & Rubber	5.92% (SOFR +4.5%)	03/02/2022	03/01/2029	2,000	$1,952	$1,801
Highline Aftermarket Acquisition, LLC	Retail	6.17% (LIBOR +4.5%)	03/21/2022	11/09/2027	947	$896	$843
Hoffman Southwest Corporation	Environmental Industries	6.5% (LIBOR +5.5%)	05/16/2019	08/14/2023	1,325	$1,322	$1,279
Hornblower Sub LLC	Hotel, Gaming & Leisure	7.38% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,769	$1,557	$1,333

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Imprivata Inc	High Tech Industries	5.78% (SOFR +4.25%)	03/16/2022	12/01/2027	2,000	$1,941	$1,948
International Textile Group Inc	Consumer goods: Durable	5% (LIBOR +5%)	04/20/2018	05/01/2024	900	$899	$734
Intertape Polymer Group Inc.	Forest Products & Paper	6.86% (SOFR +4.75%)	06/15/2022	06/14/2028	1,250	$1,150	$1,145
Isagenix International LLC	Services: Consumer	7.93% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,540	$1,534	$923
Jack Ohio Finance	Hotel, Gaming & Leisure	6.42% (LIBOR +4.75%)	04/27/2022	10/04/2028	2,992	$2,950	$2,828
LaserShip, Inc.	Transportation: Cargo	7.38% (LIBOR +4.5%)	10/20/2021	04/30/2028	993	$988	$890
Lereta, LLC	High Tech Industries	6.92% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,985	$1,968	$1,809
Lids Holdings, Inc	Retail	7.33% (SOFR +5.5%)	12/03/2021	12/14/2026	938	$921	$909
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6% (LIBOR +6%)	06/19/2018	10/01/2024	3,570	$3,515	$3,147
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	7% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,972	$2,960	$2,883
LRS Holdings LLC	Environmental Industries	5.92% (LIBOR +4.25%)	08/13/2021	08/31/2028	2,488	$2,477	$2,338
MAG DS Corp.	Aerospace & Defense	7.75% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,164	$1,121	$1,071
Mavis Tire Express Services Topco Corp.	Automotive	5.63% (SOFR +4%)	04/13/2022	05/04/2028	1,996	$1,981	$1,851
McAfee Enterprise	High Tech Industries	5.98% (LIBOR +4.75%)	05/03/2021	07/27/2028	2,983	$2,957	$2,690
Miller's Ale House Inc	Hotel, Gaming & Leisure	6.37% (LIBOR +4.75%)	05/24/2018	05/30/2025	2,304	$2,299	$2,165
MRI SOFTWARE LLC	Construction & Building	7.75% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,467	$1,463	$1,438
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +5.25%)	10/02/2020	09/28/2024	3,817	$3,774	$3,807
NAPA Management Services Corp	Healthcare & Pharmaceuticals	6.25% (SOFR +5.25%)	02/18/2022	02/23/2029	3,990	$3,888	$3,702
New Constellis Borrower LLC	Aerospace & Defense	7.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	$318	$278
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,910	$1,876	$1,771
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	02/13/2018	06/30/2024	628	$183	$169
NextCare, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,721	$3,709	$3,628
Northern Star Holdings Inc.	Utilities: Electric	6.55% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,069	$4,061	$3,947
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	12/01/2021	12/01/2027	2,836	$2,797	$2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.24% (LIBOR +4%)	10/06/2017	10/12/2024	1,908	$1,904	$1,835
Omni Intermediate Holdings, LLC (9)(14)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	112	$(1)	$(2)
Omni Intermediate Holdings, LLC	Transportation: Cargo	7.1% (SOFR +5%)	11/24/2021	12/30/2026	1,875	$1,860	$1,846
Options Technology (10)(14)	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	$(3)	$-
Options Technology	Services: Business	7.63% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,440	$2,414	$2,440
Orion Business Innovations	High Tech Industries	6.76% (LIBOR +4.5%)	10/18/2018	10/21/2024	546	$544	$546
Orion Business Innovations	High Tech Industries	6.76% (LIBOR +4.5%)	03/04/2019	10/21/2024	806	$803	$806
Orion Business Innovations	High Tech Industries	6.76% (LIBOR +4.5%)	10/18/2018	10/21/2024	1,868	$1,861	$1,868
Osmosis Buyer Limited	Services: Consumer	4.84% (SOFR +3.75%)	03/21/2022	07/31/2028	2,000	$1,971	$1,828
Output Services Group Inc	Services: Business	6.01% (LIBOR +4.5%)	03/26/2018	03/27/2024	4,311	$4,304	$3,231
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,494	$2,471	$2,369
Patriot Rail Co LLC	Transportation: Cargo	6.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,421	$3,443	$3,285
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.57% (LIBOR +5%)	10/04/2018	09/28/2025	2,888	$2,874	$2,628
PLH Group Inc	Energy: Oil & Gas	7.41% (LIBOR +6%)	08/01/2018	07/25/2023	3,252	$3,235	$3,212
Polyconcept Holding B.V.	Consumer goods: Non-Durable	7.55% (SOFR +5.5%)	05/12/2022	05/18/2029	2,000	$1,960	$1,894
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	05/14/2021	12/02/2025	1,980	$1,950	$1,980
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	416	$412	$416
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	622	$611	$622
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.17% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,945	$1,936	$1,921
Precisely	High Tech Industries	5.18% (LIBOR +4%)	06/24/2021	04/24/2028	2,980	$2,955	$2,709
Premier Dental Services, Inc. (11)	Healthcare & Pharmaceuticals	6.17% (LIBOR +4.5%)	08/11/2021	08/18/2028	184	$178	$167

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.28% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,806	$1,798	$1,692
Prince International Corporation	Chemicals, Plastics & Rubber	5.38% (SOFR +4.25%)	05/27/2022	04/21/2029	1,000	$901	$877
Pure Fishing Inc	Consumer goods: Non-Durable	6.17% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,161	$1,138	$996
Quest Software	High Tech Industries	5.14% (SOFR +4.25%)	03/21/2022	02/01/2029	2,000	$1,971	$1,786
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.67% (LIBOR +7%)	03/16/2018	03/21/2025	978	$970	$860
Reedy Industries Inc. (12)(14)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	$(1)	$(16)
Reedy Industries Inc.	Services: Consumer	6.07% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,692	$1,685	$1,599
Restaurant Technologies, Inc.	Services: Business	6.3% (SOFR +4.25%)	03/17/2022	04/02/2029	1,995	$1,947	$1,919
Rocket Software, Inc.	High Tech Industries	5.92% (LIBOR +4.25%)	03/16/2022	11/28/2025	1,990	$1,960	$1,855
R-Pac International Corp (13)(14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	12/29/2027	373	$(7)	$(7)
R-Pac International Corp	Containers, Packaging & Glass	7.67% (LIBOR +6%)	11/23/2021	12/29/2027	2,993	$2,938	$2,933
RSA Security LLC	High Tech Industries	5.93% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,985	$1,973	$1,720
RXB Holdings, Inc.	Services: Business	6.61% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,985	$1,976	$1,841
Sinclair Television Group, Inc.	Media: Broadcasting & Subscription	5.38% (SOFR +3.75%)	04/13/2022	04/13/2029	3,000	$2,912	$2,775
Skillsoft Corp.	High Tech Industries	6.19% (SOFR +5.25%)	03/25/2022	07/14/2028	2,000	$1,966	$1,869
Smyrna Ready Mix Concrete LLC	Hotel, Gaming & Leisure	5.88% (SOFR +4.25%)	03/24/2022	03/23/2029	2,000	$1,942	$1,855
Solenis International LP	Chemicals, Plastics & Rubber	6.72% (SOFR +4.5%)	03/31/2022	11/09/2028	1,995	$1,956	$1,878
Solera Holdings Inc	Services: Business	5.67% (LIBOR +4%)	03/16/2022	06/02/2028	1,990	$1,961	$1,845
SPX FLOW INC	Capital Equipment	6.13% (SOFR +4.5%)	03/18/2022	03/18/2029	1,988	$1,919	$1,857
Stats, LLC	Hotel, Gaming & Leisure	6.69% (LIBOR +5.25%)	03/30/2022	07/10/2026	3,486	$3,464	$3,347
Teneo Holdings LLC	Services: Business	6.85% (SOFR +5.25%)	07/15/2019	07/11/2025	4,473	$4,406	$4,186
Titan Sub LLC	Aerospace & Defense	6.67% (LIBOR +5%)	09/19/2019	09/21/2026	1,725	$1,712	$1,651
TouchTunes	Media: Diversified & Production	7.3% (SOFR +5.25%)	04/22/2022	04/02/2029	3,000	$2,971	$2,914
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	5.89% (SOFR +4.25%)	07/22/2021	11/20/2026	3,858	$3,847	$3,542
Veracode (15)	High Tech Industries	5.25% (SOFR +4.75%)	04/20/2022	05/02/2029	2,000	$1,990	$1,905
VeriFone Systems, Inc.	Services: Business	5.52% (LIBOR +4%)	03/16/2022	08/20/2025	1,995	$1,934	$1,804
W3 Topco LLC	Energy: Oil & Gas	7.1% (LIBOR +6%)	08/13/2019	08/16/2025	658	$634	$634
Women's Care Holdings Inc	Services: Consumer	4.5% (LIBOR +4.5%)	05/20/2022	01/15/2028	1,496	$1,448	$1,406
Yak Access LLC	Energy: Oil & Gas	6.57% (LIBOR +5%)	06/29/2018	07/11/2025	2,513	$2,479	$1,702
Zayo Group Holdings, Inc.	Telecommunications	5.78% (SOFR +4.25%)	04/29/2022	03/09/2027	1,995	$1,946	$1,870
Zenith American Holding, Inc.	Services: Business	7.5% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,457	$2,454	$2,450
Zenith American Holding, Inc.	Services: Business	7.5% (LIBOR +5.25%)	03/11/2019	12/13/2024	120	$120	$120
Total United States of America						$277,916	$261,755

Total Senior Secured First Lien Term Loans						$303,565	$286,366

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	9.75% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,977	$2,010
New Constellis Borrower LLC	Aerospace & Defense	11% (LIBOR +11%)	03/27/2020	03/27/2025	282	136	127
SonicWALL Inc	High Tech Industries	9.01% (LIBOR +7.5%)	04/13/2022	05/18/2026	1,000	983	961
Total United States of America						$3,096	$3,098

Logan JV Loan Portfolio as of June 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total Second Lien Term Loans						$3,096	$3,098

Total Investments						$306,661	$289,464

Cash equivalents
Dreyfus Government Cash Management Fund						42,885	42,885
Other cash accounts						2,719	2,719
Total Cash equivalents						$45,604	$45,604

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,469,807, which was unfunded as of June 30, 2022. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(4)

Represents a delayed draw commitment of $555,181, of which $464,094 was unfunded as of June 30, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $370,370, which was unfunded as of June 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $523,256, which was unfunded as of June 30, 2022.
(7)	Represents a delayed draw commitment of $295,455, which was unfunded as of June 30, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $628,328, of which $443,545 was unfunded as of June 30, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Represents a delayed draw commitment of $111,958, which was unfunded as of June 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	Represents a delayed draw commitment of $605,958, which was unfunded as of June 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $184,472, of which $5,556 was unfunded as of June 30, 2022. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 4.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)	Represents a delayed draw commitment of $299,252, which was unfunded as of June 30, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term.
(13)	Represents a delayed draw commitment of $373,134, which was unfunded as of June 30, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term.
(14)	Unfunded amount will start to accrue interest when the position is funded. LIBOR rate as of June 30, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(15)	Unsettled trade will start to accrue interest when the position is settled. SOFR rate as of June 30, 2022 or SOFR floor is shown to reflect possible projected interest rate.
(16)	All investments are pledged as collateral for loans payable unless otherwise noted.

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,474	$1,463	$1,432
Total Australia						$1,463	$1,432

Canada
Avison Young Canada Inc.	Services: Business	5.97% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,884	$3,836	$3,863
PNI Canada Acquireco Corp	High Tech Industries	4.6% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,597	1,593	1,596
WildBrain Ltd.	Media: Diversified & Production	5% (LIBOR +4.25%)	03/19/2021	03/24/2028	-	1,950	1,983
Total Canada						$7,379	$7,442

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	955	$952	$895
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	03/08/2025	2,888	2,881	2,823
Total Germany						$3,833	$3,718

Luxembourg
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,184	2,058	2,251
Travelport Finance (Luxembourg) S.a r.l.	Services: Consumer	5.22% (LIBOR +5%)	09/22/2020	05/29/2026	1,745	1,723	1,458
Total Luxembourg						$3,781	$3,709

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.16% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,896	$4,843
EG Group	Retail	4.22% (LIBOR +4%)	03/23/2018	02/07/2025	2,759	2,753	2,753
Total United Kingdom						$7,649	$7,596

United States of America
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,830	$3,822	$3,777
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,895	1,892	1,782
Advisor Group Holdings Inc	Fire: Finance	4.6% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,150	3,158	3,163
AG Parent Holdings LLC	High Tech Industries	5.1% (LIBOR +5%)	07/30/2019	07/31/2026	2,613	2,596	2,610
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,238	1,237	1,249
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.39% (LIBOR +4.25%)	07/09/2018	7/12/2025	3,870	3,860	3,551
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.6% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,641	1,656
Allen Media, LLC	Media: Broadcasting & Subscription	5.72% (LIBOR +5.5%)	07/29/2021	02/10/2027	3,445	3,423	3,448
Alpine US Bidco LLC	Beverage, Food & Tobacco	6% (LIBOR +5.25%)	04/28/2021	04/13/2028	1,508	1,480	1,504
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	6.25% (LIBOR +5.25%)	09/02/2021	12/31/2023	3,148	3,052	3,018
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,335	2,329	1,951
AMCP Clean Acquisition Co LLC	Wholesale	4.35% (LIBOR +4.25%)	07/10/2018	06/15/2025	565	564	472
American Achievement Corporation(3) (15)	Retail	7.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	6.25% (LIBOR +5.5%)	03/29/2021	09/01/2027	988	969	980
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +6%)	05/24/2021	05/24/2027	2,000	1,961	2,009
Anne Arundel Dermatology Management, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,358	1,233	1,234

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Anne Arundel Dermatology Management, LLC (5) (15)	Healthcare & Pharmaceuticals	8.75% (LIBOR +6.5%)	10/12/2020	10/16/2025	451	(7)	-
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7.5% (LIBOR +6.5%)	10/12/2020	10/16/2025	2,028	1,997	1,995
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	682	680	545
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,046	2,039	1,637
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,500	1,449	1,476
Arcline FM Holding, LLC	Aerospace & Defense	5.5% (LIBOR +4.75%)	09/02/2021	06/23/2028	1,995	1,985	1,996
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.75%)	08/16/2019	08/27/2026	862	851	868
Axiom Global Inc.	Services: Business	5.5% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,992	2,964	2,947
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,675	3,638	3,634
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,865	2,855	2,809
Canister International Group Inc	Forest Products & Paper	4.85% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,965	1,951	1,974
Cano Health, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	06/24/2021	11/23/2027	1,985	1,980	1,987
Clear Balance Holdings, LLC	Fire: Finance	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,529	4,523	4,348
Cloudera, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	3,000	2,971	2,996
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +4.25%)	03/19/2021	03/23/2028	1,990	2,002	2,012
Confluence Technologies, Inc.	High Tech Industries	4.25% (LIBOR +3.75%)	07/22/2021	07/31/2028	3,000	2,986	2,993
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,287	1,285	1,298
Drilling Info Inc.	High Tech Industries	4.35% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,353	4,342	4,310
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.75%)	08/16/2021	07/28/2028	182	180	182
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	6% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,813	1,795	1,818
Eliassen Group, LLC	Services: Business	4.35% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,597	4,586	4,551
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,880	3,875	3,895
EyeSouth (6) (15)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/21/2028	295	(1)	1
EyeSouth	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	03/15/2021	03/12/2028	1,696	1,692	1,701
Gastro Health Holdco, LLC (7)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	333	268	272
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	07/02/2021	07/03/2028	998	993	1,005
Gold Standard Baking, Inc.(17)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,096	1,674	94
Golden West Packaging Group LLC	Containers, Packaging & Glass	6% (LIBOR +5.25%)	11/29/2021	12/01/2027	2,000	1,980	1,990
HDT Holdco, Inc.	Aerospace & Defense	6.5% (LIBOR +5.75%)	06/30/2021	07/08/2027	3,900	3,806	3,866
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,362	1,356	1,334
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,539	1,676
International Textile Group Inc	Consumer goods: Durable	5.13% (LIBOR +5%)	04/20/2018	05/01/2024	913	911	848
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,605	1,597	1,202
LaserShip, Inc.	Transportation: Cargo	5.25% (LIBOR +4.5%)	10/20/2021	04/30/2028	998	993	1,000
Lereta, LLC	Fire: Real Estate	6% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,995	1,976	1,997
Lids Holdings, Inc	Retail	5.55% (LIBOR +0%)	12/03/2021	12/03/2026	1,000	980	985
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.13% (LIBOR +6%)	06/19/2018	10/01/2024	2,735	2,707	2,680
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	5.5% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,987	2,974	2,987
LRS Holdings LLC	Environmental Industries	4.75% (LIBOR +4.25%)	08/13/2021	08/12/2028	2,500	2,488	2,503
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,191	1,143	1,096
McAfee Enterprise	High Tech Industries	5.75% (LIBOR +5%)	05/03/2021	07/27/2028	2,991	2,963	2,987
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.85% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,316	2,310	2,234
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,474	1,470	1,473

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
NAC Holding Corporation	Fire: Insurance	6% (LIBOR +5%)	10/02/2020	09/28/2024	3,836	3,783	3,836
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	316	324
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,920	1,879	1,899
NextCare, Inc. (8)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	629	115	117
NextCare, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/13/2018	06/30/2024	3,740	3,725	3,721
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,091	4,081	4,101
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	12/01/2021	11/30/2027	2,850	2,808	2,807
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,918	1,913	1,904
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	172	171	171
Omni Logistics (9)	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	11/30/2027	203	9	9
Omni Logistics	Transportation: Cargo	6% (LIBOR +5%)	11/24/2021	12/30/2026	1,620	1,604	1,608
Options Technology (10) (15)	Services: Business	4.8% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(4)	(4)
Options Technology	Services: Business	5.75% (LIBOR +4.75%)	10/29/2021	12/27/2025	2,452	2,423	2,421
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	549	546	549
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	810	806	810
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,877	1,869	1,877
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,322	4,314	3,720
OVG Business Services, LLC	Services: Business	7.25% (LIBOR +6.25%)	10/15/2021	11/20/2028	2,500	2,475	2,475
Patriot Rail Co LLC	Transportation: Cargo	4.25% (LIBOR +4%)	02/24/2021	10/19/2026	3,439	3,463	3,456
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.18% (LIBOR +5%)	10/04/2018	09/28/2025	2,903	2,887	2,743
PLH Group Inc	Energy: Oil & Gas	6.15% (LIBOR +6%)	08/01/2018	07/25/2023	3,384	3,357	3,354
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	05/14/2021	12/02/2025	1,990	1,956	1,990
Portfolio Holding, Inc. (11)	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	417	221	225
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	7% (LIBOR +6%)	11/15/2021	12/02/2025	625	613	625
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,955	1,944	1,961
Precisely	High Tech Industries	4.75% (LIBOR +4%)	06/24/2021	04/24/2028	1,995	1,986	1,995
Premier Dental Services, Inc. (12)	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	185	77	78
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.5%)	08/11/2021	08/18/2028	1,815	1,806	1,818
Pure Fishing Inc	Consumer goods: Non-Durable	4.6% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,167	1,140	1,135
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	983	974	970
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.6% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,977	1,969	1,968
Reedy Industries Inc. (13) (15)	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	299	(1)	-
Reedy Industries Inc.	Services: Consumer	5.25% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,701	1,693	1,701
R-Pac International Corp (14)	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	373	67	67
R-Pac International Corp	Containers, Packaging & Glass	6.75% (LIBOR +6%)	11/23/2021	01/15/2028	3,000	2,940	2,940
RSA Security LLC	High Tech Industries	5.5% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,995	1,982	1,911
RXB Holdings, Inc.	Services: Business	5.25% (LIBOR +4.5%)	07/28/2021	12/20/2027	1,990	1,985	1,996
StubHub	High Tech Industries	4.75% (LIBOR +4.25%)	07/21/2021	02/12/2027	1,496	1,489	1,496
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	3,194	3,138	3,208
Titan Sub LLC	Aerospace & Defense	5.1% (LIBOR +5%)	09/19/2019	09/21/2026	3,192	3,168	3,201
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.35% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,877	3,866	3,887
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,775	1,700	1,757
Yak Access LLC	Energy: Oil & Gas	5.18% (LIBOR +5%)	06/29/2018	07/11/2025	2,588	2,548	2,328
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,476	2,473	2,476
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	123	122	123

Logan JV Loan Portfolio as of December 31, 2021

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total United States of America						$202,359	$198,360

Total Senior Secured First Lien Term Loans						$226,464	$222,257

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	8.25% (LIBOR +7.5%)	06/23/2021	08/16/2025	2,000	$1,974	$2,010
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	121	182
Total United States of America						$2,095	$2,192

Total Second Lien Term Loans						$2,095	$2,192

Total Investments						$228,559	$224,449

Cash equivalents
Dreyfus Government Cash Management Fund						14,985	14,985
Other cash accounts						735	735
Total Cash equivalents						$15,720	$15,720

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a revolver commitment of $1,470, which was unfunded as of December 31, 2021. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
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

Below is certain summarized financial information for Logan JV as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

Selected Balance Sheet Information

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $306,661 and $228,559, respectively)	$289,464	$224,449
Cash	45,604	15,720
Receivable for investments sold	13,359	-
Other assets	3,346	834
Total assets	$351,773	$241,003
Liabilities:
CLO asset-backed debt, net	$240,434	$-
Loans payable, net	-	145,782
Payable for investments purchased	32,881	-
Distribution payable	400	2,900
Other liabilities	2,268	1,317
Total liabilities	$275,983	$149,999
Members' capital	$75,790	$91,004
Total liabilities and members' capital	$351,773	$241,003

Selected Statement of Operations Information

	For the three months ended June 30 2022	For the three months ended June 30 2021	For the six months ended June 30 2022	For the six months ended June 30 2021
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,350	$3,619	$7,735	$7,152
Fee income	29	18	48	16
Total revenues	4,379	3,637	7,783	7,168
Credit facility expenses, and interest on asset-backed debt and credit facility (1)	$4,162	$1,455	$5,630	$2,948
Other fees and expenses	119	110	214	187
Total expenses	4,281	1,565	5,844	3,135
Net investment income	98	2,072	1,939	4,033
Net realized (loss) gain	(1,579)	(6)	(1,566)	187
Net change in unrealized (depreciation) appreciation on investments	(11,782)	2,387	(13,088)	6,472
Net (decrease) increase in members' capital from operations	$(13,263)	$4,453	$(12,715)	$10,692

(1)

As of June 30, 2022, Logan JV had $242,500 of outstanding debt under its CLO asset-backed debt with an effective interest rate of 4.30% per annum. As of December 31, 2021, Logan JV had $147,041 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum.

OEM Group LLC

In December 2020, OEM completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt.   During the six months ended June 30, 2022 and 2021, the Company made an incremental $0.0 million and $0.9 million, respectively, investment in the first lien loan continue to cover near-term operating costs of OEM.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020.  There was no cash consideration exchanged in connection with the transaction.

As of June 30, 2022 and December 31, 2021, the Company holds all outstanding debt and equity of OEM. The fair value of the Company’s investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.17 and 2.11 at June 30, 2022 and December 31, 2021, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022				December 31, 2021
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$41.1	9.1%	$41.5	11.4%	$31.1	7.0%	$30.3	7.7%
2(b)	304.4	67.4%	272.5	74.3%	330.8	74.0%	314.2	80.1%
3(c)	22.2	4.9%	21.8	5.9%	19.5	4.4%	17.6	4.5%
4(d)	9.3	2.1%	7.0	1.9%	5.1	1.1%	3.9	1.0%
5(e)	74.7	16.5%	24.0	6.5%	60.7	13.5%	26.1	6.7%
Total	$451.7	100.0%	$366.8	100.0%	$447.2	100.0%	$392.1	100.0%

(a)

As of June 30, 2022 and December 31, 2021, Investment Score “1”, based upon fair value, included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of June 30, 2022 and December 31, 2021, Investment Score “2”, based upon fair value, included $1.8 million and $13.3 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of June 30, 2022 and December 31, 2021, Investment Score “3”, based upon fair value, included $11.3 million and $14.2 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of June 30, 2022 and December 31, 2021, Investment Score “4”, based upon fair value, included $7.0 million and $3.9 million to companies in which we also hold equity securities.
(e)

As of June 30, 2022 and December 31, 2021, Investment Score “5”, based upon fair value, included $24.0 million and $24.5 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, we had loans on non-accrual status with an amortized cost basis of $33.3 million and fair value of $8.5 million. As of December 31, 2021, we had loans on non-accrual status with an amortized cost basis of $19.7 million and fair value of $9.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2022 and December 31, 2021. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

In certain instances, we may enter into an agreement to restructure a loan, where we determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, we do not recognize interest income on these balances. As of June 30, 2022, we have two loans with an amortized cost basis of $27.2 million and fair value of $9.8 million, which meet the above criteria. As of December 31, 2021, we have two loans with an amortized cost basis of $27.2 million and fair value of $12.1 million, which meet the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2022 and December 31, 2021.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest income on debt securities
Cash interest	$5.3	$5.2	$10.5	$10.1
PIK interest	0.1	0.1	0.1	0.2
Prepayment premiums	0.6	0.2	0.6	0.3
Net accretion of discounts and other fees	0.3	0.4	0.6	0.7
Total interest on debt securities	6.3	5.9	11.8	11.3
Dividend income (1)	0.3	1.6	2.0	3.2
Fees related to non-controlled, affiliated investments	—	—	—	0.1
Other income	0.3	0.3	0.5	0.4
Total investment income	$6.9	$7.8	$14.3	$15.0

(1)	Includes dividend income from common equity interests in Logan JV.

The decrease in investment income between the three month periods was primarily due to lower dividend income from Logan JV resulting from certain write offs and termination costs associated with the termination of Logan JV’s credit facility. The decrease was partially offset by an increase in prepayment premiums and a small increase in interest income due to an increase in interest rate benchmarks.

The decrease in investment income between the six month periods was primarily due to lower dividend income from Logan JV resulting from certain write offs and termination costs associated with the termination of Logan JV’s credit facility. The decrease was partially offset by an increase in prepayment premiums and an increase in portfolio assets.

The following shows a roll-forward of PIK income activity for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Accumulated PIK balance, beginning of period	$1.3	$1.3	$1.3	$1.2
PIK income capitalized/receivable	0.1	0.1	0.1	0.2
PIK received in cash from repayments	(0.2)	—	(0.2)	—
Accumulated PIK balance, end of period	$1.2	$1.4	$1.2	$1.4

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2022 and 2021.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2022 and 2021 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Expenses
Interest and fees on borrowings (1)	$2.8	$2.9	$5.5	$5.7
Base management fees	1.0	1.0	2.1	1.8
Other expenses	1.0	1.0	1.7	1.9
Administrator expenses	0.2	0.2	0.5	0.4
Total expenses	5.0	5.1	9.8	9.8
Management fee waiver	(1.0)	—	(1.4)	(0.9)
Total expenses, net of fee waivers	4.0	5.1	8.4	8.9
Income tax provision, excise and other taxes (2)	—	—	0.1	0.1
Total expenses after taxes	$4.0	$5.1	$8.5	$9.0

(1)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(2)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses between the three month periods was due primarily to a full waiver of the management fee during the current period compared to no waiver during the prior period.

The decrease in expenses between the six month periods was due primarily to a higher waiver of the management fee during the current period compared to a partial waiver in the prior period, as well as a reduction in borrowing costs associated with the redemption of the 2022 Notes in June 2021. The proceeds from the issuance of the 2026 Notes were used to redeem the higher coupon 2022 Notes.

We expect certain of our operating expenses, including professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $2.9 million, or $0.10 per common share based on a weighted average of 29,930,572 common shares outstanding for the three months ended June 30, 2022, as compared to $2.6 million, or $0.09 per common share based on a weighted average of 30,109,384 common shares outstanding for the three months ended June 30, 2021.

Net investment income was $5.8 million, or $0.19 per common share based on a weighted average of 29,970,927 common shares outstanding for the six months ended June 30, 2022, as compared to $5.9 million, or $0.20 per common share based on a weighted average of 30,109,384 common shares outstanding for the six months ended June 30, 2021.

The increase in net investment income between the three month periods is primarily attributable to a full waiver of the management fee during the current period compared to no waiver during the prior period. Additionally, interest income increased due an increase in prepayment premiums and an improvement in interest rate benchmarks.

The increase in net investment income between the six month periods is primarily attributable to a full waiver of the management fee during the current period compared to a partial waiver the prior period. Additionally, interest income increased due an increase in prepayment premiums, an expanded portfolio, and an improvement in interest rate benchmarks.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2022 and 2021  (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Alex Toys, LLC (1)	$—	$—	$—	$(1.9)
Aurotech, LLC(2)	(1.8)	—	(1.8)	—
Other (3)	—	(0.5)	0.1	(1.7)
Loss on extinguishment of debt (4)	—	(0.5)	—	(0.5)
Net realized loss	$(1.8)	$(1.0)	$(1.7)	$(4.1)

(1)	On March 31, 2021, we wrote off our investment in Alex Toys, LLC. The realized loss of $1.9 million was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

On April 5, 2022, Aurotech, LLC entered into a purchase agreement to sell its common shares to a third party buyer. The proceeds of the sale (which includes cash and amounts placed in escrow) were used to pay off and terminate our outstanding credit agreement. We realized a loss of $1.8 million as a result of this transaction.

(3)	During the three and six months ended June 30, 2021, we realized a net loss reflecting the collectability of the remaining escrow and other receivables balance.
(4)

In June 2021, we redeemed our 2022 Notes. In connection with the redemption, we realized a loss on the extinguishment of debt equal to the difference between the amount paid to redeem the 2022 Notes and its carrying value, net of deferred financing costs.

Net Change in Unrealized (Depreciation) Appreciation of Investments

Net change in unrealized (depreciation) appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized (depreciation) appreciation of investments for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross unrealized appreciation on investments	$0.7	$6.9	$0.7	$16.4
Gross unrealized depreciation on investments	(25.2)	(0.4)	(31.9)	(0.3)
Reversal of prior period net unrealized depreciation upon a realization	1.9	(0.3)	1.4	(0.2)
Total	$(22.6)	$6.2	$(29.8)	$15.9

During the three and six months ended June 30, 2022, our largest decreases in value for the investments still held as of the reporting date were related to a market driven decrease of Logan JV, OEM, and Loadmaster Derrick, investments where we hold controlling interests, as well as Wheels Up, Matilida Jane, and smarTours.

During the three and six months ended June 30, 2021, our largest increases in value for the investments still held as of the reporting date were related to a market driven increase of Logan JV (an investment where we hold a non-controlling interest), Matilda Jane Holdings, Inc., and Wheels Up Partners, LLC.

Benefit of (Provision for) for Taxes on Unrealized Gains/Losses on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2022 and 2021, we recognized a benefit and provision for tax on unrealized gains on investments of $0.2 million and $(0.3) million for consolidated subsidiaries, respectively. As of June 30, 2022 and December 31, 2021, $1.2 million and $1.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in benefit for tax on unrealized gains/losses on investments relates primarily to changes to the unrealized appreciation/depreciation of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net (Decrease) Increase in Net Assets Resulting from Operations

Net (decrease) increase in net assets resulting from operations totaled $(21.4) million, or $(0.71) per common share based on a weighted average of 29,930,572 common shares for the three months ended June 30, 2022, as compared to $7.5 million, or $0.25 per common share based on a weighted average of 30,109,384 common shares for the three months ended June 30, 2021.

Net (decrease) increase in net assets resulting from operations totaled $(25.3) million, or $(0.84) per common share based on a weighted average of 29,970,927 common shares for the six months ended June 30, 2022, as compared to $17.0 million, or $0.57 per common share based on a weighted average of 30,109,384 common shares for the six months ended June 30, 2021.

The changes in net assets from operations between the periods is due primarily to significant unrealized losses recognized in the three month period ended June 30, 2022, and significant unrealized gains on investments recognized in the three month period ended June 30, 2021.

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

We borrowed $35.1 million under our Revolving Facility for the six months ended June 30, 2022 and repaid $36.0 million on our Revolving Facility from proceeds received from prepayments and sales. We borrowed $132.0 million under our Revolving Facility for the six months ended June 30, 2021 and repaid $94.7 million on our Revolving Facility.

Our operating activities provided (used) cash of $3.2 million and $(34.7) million for the six months ended June 30, 2022 and 2021, respectively, primarily in connection with the purchase and sales of portfolio investments.

For the six months ended June 30, 2022, our financing activities included net repayments of $0.9 million on our Revolving Facility and used $6.0 million for distributions to stockholders, $0.9 million for the payment of financing costs, and $0.7 million for the repurchase of common stock. For the six months ended June 30, 2021, our financing activities included net borrowings of $37.3 million on our Revolving Facility and used $6.0 million for distributions to stockholders, and $1.9 million for the payment of financing costs. Additionally, we borrowed $69.0 million as part of our issuance of our 2026 Notes and used those proceeds to redeem our outstanding 2022 Notes.

As of June 30, 2022 and December 31, 2021, we had cash of $10.9 million and $16.3 million, respectively. We had no cash equivalents as of June 30, 2022 and December 31, 2021.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2022 and December 31, 2021 (in millions):

	As of
	June 30, 2022				December 31, 2021
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$175.0	$113.2	$113.6	4.14%	$150.0	$114.1	$69.8	3.50%
2022 Notes	-	-	-	-	-	-	28.5	-
2023 Notes	-	-	-	-	-	-	50.5	-
2026 Notes	111.6	111.6	111.6	4.90%	111.6	111.6	45.5	4.90%
Total	$286.6	$224.8	$225.2	4.52%	$261.6	$225.7	$194.3	4.19%

(1)

As of June 30, 2022, borrowings outstanding excludes deferred financing costs of $2.9 million and includes an issuance premium of $0.3 million for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2022.
(3)

As of December 31, 2021, borrowings outstanding excludes deferred financing costs of $3.2 million and includes an issuance premium of $0.4 million for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2021.
(5)	Represents the weighted average interest rate as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, we had USD borrowings of $113.2 million outstanding under the Revolving Facility with a quarter-end interest rate of 4.14%.

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

As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2022 and December 31, 2021, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.1 million and $0.6 million were incurred in connection with the Revolving Facility during the six months ended June 30, 2022 and 2021, respectively.

Amortization of deferred financing costs of $0.1 million and $0.0 million, respectively, were incurred in connection with the Revolving Facility for the three months ended June 30, 2022 and 2021. Amortization of deferred financing costs of $0.2 million and $0.2 million, respectively, were incurred in connection with the Revolving Facility for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, we had $2.2 million and $1.5 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of June 30, 2022 was 169%.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2022, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of June 30, 2022, the carrying amount and fair value of our Notes was $111.6 million and $102.9 million, respectively. As of December 31, 2021, the carrying value and fair value of our Notes was $111.6 million and $114.1 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, we incurred $2.6 million, $2.2 million, and $3.5 million of fees and expenses, respectively. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended June 30, 2022 and

2021, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2022 and 2021, we amortized approximately $0.4 million and $0.5 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2022, we had $2.9 of remaining deferred financing costs on the Notes, which was netted against the $0.3 million of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities.  As of December 31, 2021, we had $3.2 million of remaining deferred financing costs on the Notes, which was netted against the $0.4 million of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2022 and 2021, we incurred interest expense on the Notes of approximately $1.4 million and $2.0 million, respectively. For the six months ended June 30, 2022 and 2021, we incurred interest expense on the Notes of approximately $2.7 million and $3.8 million, respectively.

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

As of June 30, 2022 and December 31, 2021, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2022	December 31, 2021

Unfunded delayed draw facilities
Advanced Web Technologies	$—	$0.4
Alcanza Clinical Research	0.3	0.3
Alpine X	0.6	0.9
BCDI Rodeo Dental Buyer, LLC	0.2	0.2
CC Amulet Management, LLC	0.9	0.9
Cedar Services Group, LLC	0.9	0.1
ConvenientMD	1.7	1.7
Doxa Insurance Holdings, LLC	1.4	1.4
Endo1 Partners	0.2	0.5
HealthDrive Corporation	0.1	0.1
Integrated Pain Management Medical Group, Inc.	—	0.4
Lighthouse Behavioral Health Solutions, LLC	1.8	—
Lighthouse Lab Services	0.6	0.6
MarkLogic Corporation	—	0.6
Multi Specialty Healthcare LLC	0.2	0.2
Newcleus, LLC	1.1	1.3
PDFTron Systems Inc.	—	0.2
Socius Insurance Services, Inc.	1.8	1.8
SuperHero Fire Protection, LLC	—	0.6
Technology Partners, LLC	1.0	1.0
TMA Buyer, LLC	1.5	1.5
Tricor Borrower, LLC	1.3	1.3
TriStrux, LLC	1.4	1.4
	17.0	17.4
Unfunded revolving commitments
1-800 Hansons, LLC (1)	—	0.1
A&A Global Imports, LLC	0.4	0.6
Action Point, Inc	0.4	0.6
Advanced Web Technologies	0.3	0.3
Alcanza Clinical Research	0.1	0.1
Alpine SG, LLC	0.1	0.1
Alpine X	0.1	0.2
Aurotech, LLC	—	0.4
Automated Control Concepts, Inc.	0.8	0.8
BCDI Rodeo Dental Buyer, LLC	0.3	1.1
CC Amulet Management, LLC	0.2	0.5
Cedar Services Group, LLC	0.8	0.8
Certify, Inc.	0.1	0.1
ConvenientMD	0.7	0.7
Danforth Advisors	—	—
Doxa Insurance Holdings, LLC	0.3	0.3
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	0.7	0.9
Groundworks Operations, LLC	0.1	0.1
HealthDrive Corporation(2)	2.0	2.2
iLending LLC	0.7	0.7
Integrated Pain Management Medical Group, Inc.	0.4	0.4
IRC Opco LLC	0.8	0.8
Lash Opco LLC	0.2	0.4
Lighthouse Behavioral Health Solutions, LLC	0.7	—
Lighthouse Lab Services	0.9	0.9
Loadmaster Derrick & Equipment, Inc.	0.3	0.3

MarkLogic Corporation	0.3	0.3
Marlin DTC-LS Midco 2, LLC	0.1	0.1
Matilda Jane Holdings, Inc.	0.4	0.7
Multi Specialty Healthcare LLC	0.7	0.7
Newcleus, LLC	0.4	0.4
NWN Parent Holdings LLC	0.6	0.5
PDFTron Systems Inc.	—	0.3
QuarterMaster Newco, LLC	0.4	0.4
Quorum Health Resources	0.7	0.7
Sequoia Consulting Group, LLC	—	—
smarTours, LLC	0.2	0.4
Socius Insurance Services, Inc.	0.5	0.5
SolutionReach, Inc.	0.9	0.9
SuperHero Fire Protection, LLC	0.3	0.3
Technology Partners, LLC	0.7	0.7
The Mulch & Soil Company, LLC	0.6	0.5
TMA Buyer, LLC	0.4	0.4
Tricor Borrower, LLC	0.3	0.3
TriStrux, LLC	0.3	0.9
	20.9	24.1
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	1.7	0.7
Gryphon Partners 3.5, L.P.	0.5	0.3
	2.2	1.0
Total unfunded commitments	$40.1	$42.5

(1)We have sole discretion as to whether to lend under this revolving commitment.

(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2021	June 15, 2021	June 30, 2021	$0.10
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10
May 5, 2022	June 15, 2022	June 30, 2022	$0.10
August 5, 2022	September 15, 2022	September 30, 2022	$0.11

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2022, or for the three and six months ended June 30, 2021.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of June 30, 2022, the percentage of 2022 income estimated as qualified interest income for tax purposes was 86.44%.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2022 and 2021 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Dollar amount repurchased (1)	$0.2	$—	$0.7	$—
Shares repurchased	0.0	—	0.2	—
Average price per share (including commission)	$4.19	$—	$4.41	$—
Weighted average discount to net asset value	31.81%	—	30.66%	—

(1)

Effective December 16, 2021, we adopted a stock trading plan which expired on March 8, 2022. Effective March 16, 2022, we adopted a stock trading plan with an expiration date of May 5, 2022, which was subsequently extended to May 6, 2023. Both plans are in accordance with Rule 10b5-1 of the Exchange Act and all shares repurchased during the three and six months ended June 30, 2022 were under the 10b5-1 plans.

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

Recent Developments

From July 1, 2022 through August 9, 2022, we made new and follow-on investments, including revolver and delayed draw fundings, totaling $14.0 million with a combined weighted average yield of 8.7%.

On July 5, 2022, Logan JV made a distribution $13.5 million to its members as a return of capital. We received $10.8 million in relation to the return of capital on its investment in Logan JV.

On August 5, 2022, our board of directors declared a dividend of $0.11 per share payable on September 30, 2022 to stockholders of record at the close of business on September 15, 2022.

On August 5, 2022, the Advisor irrevocably waived $1,043 of the base management fee earned for the three month period ended June 30, 2022.

On July 29, 2022, Logan JV made a distribution of $2.5 million to its members as a return of capital. We received $2.0 million in relation to the return of capital on its investment in Logan JV.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 96.6% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of June 30, 2022, the weighted average interest rate floor on our floating rate loans was 1.03%. Our Revolving Facility is also subject to floating interest rates subject to an interest rate floor of 0.50%.

Based on our June 30, 2022 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$8.6	$3.4	$5.2
Up 200 basis points	$5.7	$2.3	$3.4
Up 100 basis points	$2.9	$1.1	$1.8
Down 300 basis points	$(2.4)	$(1.2)	$(1.2)
Down 200 basis points	$(2.4)	$(1.2)	$(1.2)
Down 100 basis points	$(2.1)	$(1.1)	$(1.0)

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. — Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2022 and 2021 for more information on the incentive fee.

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

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: August 9, 2022	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: August 9, 2022	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Accounting Officer