Form 10-Q
period 2022-09-30
First Eagle Alternative Capital BDC, Inc.
filed 2022-11-08
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 8, 2022 was 29,922,028.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•
changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including the current novel coronavirus (“COVID-19”) pandemic, related COVID-19 variants, inflation, the discontinuation of LIBOR and recent supply chain disruptions as well as recent turmoil in Ukraine and Russia, which could result in changes in the value of our assets;
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
•
our ability to exit a control investment in a timely manner
•
the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee; and
•
the Transaction (as defined below), the likelihood the Transaction is completed and the anticipated timing of its completion.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2022 (unaudited)	December 31, 2021
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $312,088 and $297,497, respectively)	$297,887	$294,807
Controlled investments (cost of $141,659 and $149,664, respectively)	65,305	97,272
Non-controlled, affiliated investments (cost of $1 and $1, respectively)	—	—
Cash	5,726	16,276
Escrows and other receivables	1,691	1,566
Interest, dividends, and fees receivable	4,173	3,265
Deferred tax assets	2,465	2,261
Deferred financing costs	2,054	1,496
Prepaid expenses and other assets	834	769
Due from affiliate	60	49
Total assets	$380,195	$417,761
Liabilities:
Loans payable	$110,700	$114,100
Notes payable ($111,600 and $111,600 face amounts, respectively, reported net of deferred financing costs of $2,358 and $2,807, respectively)	109,242	108,793
Accrued expenses and other liabilities	995	1,033
Deferred tax liability	1,233	1,556
Base management fees payable	973	1,063
Due to affiliate	2,370	116
Accrued interest and fees	452	276
Accrued administrator expenses	311	118
Total liabilities	$226,276	$227,055
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 29,922 and 30,076 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	30	30
Paid-in capital in excess of par	417,547	418,227
Accumulated deficit	(263,658)	(227,551)
Total net assets	$153,919	$190,706
Total liabilities and net assets	$380,195	$417,761
Net asset value per share attributable to First Eagle Alternative Capital BDC, Inc.	$5.14	$6.34

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$6,283	$5,939	$17,562	$16,555
PIK interest income	48	128	156	376
Other income	226	397	711	818
From non-controlled, affiliated investments:
Other income	8	41	24	123
From controlled investments:
Cash interest income	234	204	636	592
Dividend income	2,080	1,652	4,080	4,869
Total investment income	8,879	8,361	23,169	23,333
Expenses:
Interest and fees on borrowings	2,773	2,538	7,667	7,571
Base management fees	973	1,048	3,045	2,890
Administrator expenses	214	218	747	663
Other general and administrative expenses	238	391	846	1,100
Amortization of deferred financing costs	279	350	842	1,029
Professional fees	286	328	1,145	1,157
Directors' fees	203	175	548	512
Total expenses	4,966	5,048	14,840	14,922
Management fee waiver	—	—	(1,443)	(879)
Total expenses, net of fee waivers	4,966	5,048	13,397	14,043
Income tax provision, excise and other taxes	25	26	75	78
Net investment income	3,888	3,287	9,697	9,212
Realized Gain (Loss) and Change in Unrealized (Depreciation) Appreciation on Investments:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	174	135	(1,568)	(3,456)
Non-controlled, affiliated investments	—	(83)	—	(83)
Controlled investments	—	51	—	51
Extinguishment of debt	—	—	—	(543)
Net realized gain (loss) on investments	174	103	(1,568)	(4,031)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(1,391)	(1,231)	(11,512)	8,238
Controlled investments	(4,232)	(13)	(23,961)	6,394
Net change in unrealized (depreciation) appreciation on investments	(5,623)	(1,244)	(35,473)	14,632
Net realized and unrealized (loss) gain from investments	(5,449)	(1,141)	(37,041)	10,601
Benefit of (provision for) taxes on unrealized loss/gain on investments	46	505	527	(145)
Net (decrease) increase in net assets resulting from operations	$(1,515)	$2,651	$(26,817)	$19,668
Net investment income per common share:
Basic and diluted	$0.13	$0.11	$0.32	$0.31
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.04)	$0.09	$(0.89)	$0.65
Weighted average shares of common stock outstanding:
Basic and diluted	29,922	30,109	29,954	30,109

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2022	2021
Net assets at January 1,	$190,706	$185,195
(Decrease) increase in net assets from operations:
Net investment income	$2,924	$3,284
Net realized gain (loss) on investments	44	(3,144)
Net change in unrealized (depreciation) appreciation on investments	(7,219)	9,681
Benefit of (provision for) taxes on unrealized loss/gain on investments	300	(332)
Net (decrease) increase in net assets resulting from operations	(3,951)	9,489
Distributions to stockholders:
Distributions to stockholders from net investment income	(2,999)	(3,011)
Total distributions to stockholders	(2,999)	(3,011)
Capital share transactions:
Repurchase of common stock	(506)	—
Net decrease in net assets from capital share transactions	(506)	—
Total (decrease) increase in net assets	(7,456)	6,478
Net assets at March 31,	$183,250	$191,673
(Decrease) increase in net assets from operations:
Net investment income	$2,884	$2,641
Net realized loss on investments	(1,786)	(990)
Net change in (depreciation) appreciation on investments	(22,631)	6,195
Benefit of (provision for) taxes on unrealized loss/gain on investments	182	(318)
Net (decrease) increase in net assets resulting from operations	(21,351)	7,528
Distributions to stockholders:
Distributions to stockholders from net investment income	(2,998)	(3,011)
Total distributions to stockholders	(2,998)	(3,011)
Capital share transactions:
Repurchase of common stock	(171)	—
Net decrease in net assets from capital share transactions	(171)	—
Total (decrease) increase in net assets	(24,520)	4,517
Net assets at June 30,	$158,730	$196,190
(Decrease) increase in net assets from operations:
Net investment income	$3,888	$3,287
Net realized gain on investments	174	103
Net change in depreciation on investments	(5,623)	(1,244)
Benefit of taxes on unrealized loss/gain on investments	46	505
Net (decrease) increase in net assets resulting from operations	(1,515)	2,651
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,296)	(3,011)
Total distributions to stockholders	(3,296)	(3,011)
Capital share transactions:
Repurchase of common stock	—	—
Net decrease in net assets from capital share transactions	—	—
Total decrease in net assets	(4,811)	(360)
Net assets at September 30,	$153,919	$195,830
Common shares outstanding at end of period	29,922	30,109
Capital share activity:
Shares repurchased	154	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(26,817)	$19,668
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	35,473	(14,632)
Net realized loss on investments	1,561	2,431
Increase in investments due to interest paid-in-kind	(157)	(385)
Amortization of deferred financing costs	842	1,029
Accretion of discounts on investments and other fees	(1,002)	(1,116)
Changes in operating assets and liabilities:
Purchases of investments	(69,289)	(116,697)
Proceeds from sale and paydown of investments	62,301	66,585
Increase in interest, dividends and fees receivable	(908)	(1,191)
(Increase) decrease in escrows and other receivables	(125)	1,946
(Increase) decrease in due from affiliates	(11)	51
(Increase) decrease in deferred tax asset	(204)	11
Decrease in prepaid expenses and other assets	(65)	81
(Decrease) increase in accrued expenses and other liabilities	(38)	334
Increase in due to affiliate	2,254	1,795
Increase in accrued credit facility fees and interest	176	52
(Decrease) increase in deferred tax liability	(323)	134
(Decrease) increase in base management fees payable, net	(90)	1,048
Increase in accrued administrator expenses	193	483
Decrease in accrued incentive fees payable, net	—	(156)
Net cash provided by (used in) operating activities	3,771	(38,529)
Cash flows from financing activities:
Repurchase of common stock	(677)	—
Borrowings under credit facility	45,600	171,000
Repayments under credit facility	(49,000)	(128,161)
Issuance of notes	—	69,000
Repayments of notes	—	(60,000)
Distributions paid to stockholders	(9,293)	(9,033)
Financing and offering costs paid	(951)	(2,280)
Net cash (used in) provided by financing activities	(14,321)	40,526
Net (decrease) increase in cash	(10,550)	1,997
Cash, beginning of period	16,276	7,615
Cash, end of period	$5,726	$9,612
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$7,439	$7,217
Income taxes paid	$6	$4
PIK income earned	$156	$376

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments

First lien senior secured debt
—190.71% of net asset value
Canada
—8.98% of net asset value
Hudson's Bay Company ULC (7)	Retail	10.5% (LIBOR + 7.3%)	9/30/2021	9/29/2026	$6,622	$6,516	$6,622
PDFTron Systems Inc. (7)	Services: Business	8.5% (SOFR + 5.5%)	7/15/2021	7/13/2027	1,624	1,598	1,600
PDFTron Systems Inc. (7)(8)	Services: Business	8.5% (SOFR + 5.5%)	7/15/2021	7/15/2026	149	145	147
PDFTron Systems Inc. (7)(22)	Services: Business	8.5% (SOFR + 5.5%)	7/15/2021	7/13/2027	522	514	514
PDFTron Systems Inc. (7)	Services: Business	8.5% (SOFR + 5.5%)	3/24/2022	7/15/2027	4,988	4,898	4,913
				Subtotal Canada	$13,905	$13,671	$13,796
Midwest
—14.770% of net asset value
Advanced Web Technologies	Containers, Packaging, & Glass	10.0% (LIBOR + 6.3%)	12/17/2020	12/17/2026	$2,017	$1,988	$1,987
Advanced Web Technologies (8)	Containers, Packaging, & Glass	10.0% (LIBOR + 6.3%)	12/17/2020	12/17/2026	46	41	45
Advanced Web Technologies (22)	Containers, Packaging, & Glass	10.0% (LIBOR + 6.3%)	12/17/2020	12/17/2026	793	782	781
Doxa Insurance Holdings, LLC	Insurance	10.0% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,572	1,544	1,541
Doxa Insurance Holdings, LLC (8)(9)	Insurance	10.0% (LIBOR + 6.3%)	12/4/2020	12/4/2026	—	(6)	—
Doxa Insurance Holdings, LLC(22)	Insurance	10.0% (LIBOR + 6.3%)	12/4/2020	12/4/2026	1,902	1,868	1,864
Doxa Insurance Holdings, LLC(22)	Insurance	10.0% (LIBOR + 6.3%)	8/16/2021	12/4/2026	715	680	701
IRC Opco LLC	Healthcare & Pharmaceuticals	9.3% (LIBOR + 5.5%)	1/4/2019	1/4/2023	5,238	5,234	5,238
IRC Opco LLC (8)(9)	Healthcare & Pharmaceuticals	9.3% (LIBOR + 5.5%)	1/4/2019	1/5/2026	—	(1)	—
IRC Opco LLC	Healthcare & Pharmaceuticals	9.3% (LIBOR + 5.5%)	7/1/2021	1/4/2023	988	984	988
IRC Opco LLC	Healthcare & Pharmaceuticals	9.3% (LIBOR + 5.5%)	10/21/2021	1/4/2026	248	244	248
Lighthouse Behavioral Health Solutions, LLC (8)	Healthcare & Pharmaceuticals	8.8.0% (SOFR + 5.8%)	3/28/2022	3/28/2028	458	442	456
Lighthouse Behavioral Health Solutions, LLC (22)	Healthcare & Pharmaceuticals	8.8.0% (SOFR + 5.8%)	3/28/2022	3/28/2028	475	444	473
Lighthouse Behavioral Health Solutions, LLC	Healthcare & Pharmaceuticals	8.8.0% (SOFR + 5.8%)	3/28/2022	3/28/2028	2,279	2,247	2,267
Matilda Jane Holdings, Inc. (19)	Consumer Goods: Non-Durable	15.8% (PRIME + 9.5%)	4/28/2017	12/30/2022	11,520	10,982	2,304
Matilda Jane Holdings, Inc. (8)(19)	Consumer Goods: Non-Durable	15.8% (PRIME + 9.5%)	10/30/2020	12/30/2022	1,642	1,590	328
Tricor Borrower, LLC	Banking	8.4% (LIBOR + 5.3%)	10/22/2021	10/22/2026	3,199	3,158	3,143
Tricor Borrower, LLC(8)(9)	Banking	8.4% (LIBOR + 5.3%)	10/22/2021	10/22/2026	—	(4)	—
Tricor Borrower, LLC(22)	Banking	8.4% (LIBOR + 5.3%)	10/22/2021	10/22/2026	382	368	375
				Subtotal Midwest	$33,474	$32,585	$22,739

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Northeast
—48.58% of net asset value
3SI Security Systems	Services: Consumer	10.3% (LIBOR + 6.5%)	12/17/2019	6/16/2023	$3,795	$3,787	$3,719
Alcanza Clinical Research	Healthcare & Pharmaceuticals	9.0% (LIBOR + 5.3%)	12/21/2021	12/15/2027	498	491	493
Alcanza Clinical Research(8)(9)	Healthcare & Pharmaceuticals	9.0% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(2)	—
Alcanza Clinical Research(9)(22)	Healthcare & Pharmaceuticals	9.0% (LIBOR + 5.3%)	12/21/2021	12/15/2027	—	(1)	—
Alcanza Clinical Research	Healthcare & Pharmaceuticals	9.0% (LIBOR + 5.3%)	3/23/2022	12/15/2027	6,600	6,496	6,534
Automated Control Concepts, Inc.	High Tech Industries	10.3% (LIBOR + 6.5%)	10/22/2021	10/22/2026	3,652	3,598	3,506
Automated Control Concepts, Inc.(8)	High Tech Industries	10.3% (LIBOR + 6.5%)	10/22/2021	10/22/2026	167	156	160
Certify, Inc.	Services: Business	8.6% (LIBOR + 5.5%)	2/28/2019	2/28/2024	1,544	1,537	1,544
Certify, Inc. (23)	Services: Business	8.6% (LIBOR + 5.5%)	2/28/2019	2/28/2024	211	210	211
Certify, Inc. (8)	Services: Business	8.6% (LIBOR + 5.5%)	2/28/2019	2/28/2024	18	17	18
ConvenientMD	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	6/9/2021	6/15/2027	5,431	5,363	5,431
ConvenientMD (8)(9)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(8)	—
ConvenientMD (9)(22)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	6/9/2021	6/15/2027	—	(7)	—
Danforth Advisors	Services: Business	9.0% (LIBOR + 5.3%)	12/9/2021	12/9/2027	190	187	187
Danforth Advisors	Services: Business	9.0% (LIBOR + 5.3%)	12/9/2021	12/9/2027	—	—	—
HealthDrive Corporation	Healthcare & Pharmaceuticals	8.8% (SOFR + 5.8%)	12/21/2018	12/21/2023	9,625	9,601	9,529
HealthDrive Corporation	Healthcare & Pharmaceuticals	8.8% (SOFR + 5.8%)	8/30/2021	12/21/2023	99	98	98
HealthDrive Corporation (8)(9)	Healthcare & Pharmaceuticals	8.8% (SOFR + 5.8%)	12/21/2018	12/21/2023	—	(4)	—
HealthDrive Corporation (22)	Healthcare & Pharmaceuticals	8.8% (SOFR + 5.8%)	8/30/2021	12/21/2023	18	18	18
HealthDrive Corporation	Healthcare & Pharmaceuticals	8.8% (SOFR + 5.8%)	6/17/2022	12/21/2023	249	246	247
Kobra International, LTD.	Consumer Goods: Durable	10.1% (LIBOR + 7.0%)	5/17/2022	5/17/2025	4,576	4,512	4,508
Marlin DTC-LS Midco 2, LLC (8)(9)	Services: Consumer	10.3% (LIBOR + 6.5%)	3/5/2021	7/1/2025	—	(2)	—
Marlin DTC-LS Midco 2, LLC	Services: Consumer	10.3% (LIBOR + 6.5%)	3/5/2021	7/1/2025	3,049	3,011	3,049
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	9.8% (SOFR + 6.3%)	12/18/2020	12/18/2026	3,723	3,667	3,658
Multi Specialty Healthcare LLC (8)(9)	Healthcare & Pharmaceuticals	9.8% (SOFR + 6.3%)	12/18/2020	12/18/2026	—	(10)	—
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	9.8% (SOFR + 6.3%)	9/24/2021	12/18/2026	99	97	97
Multi Specialty Healthcare LLC (8)	Healthcare & Pharmaceuticals	9.8% (SOFR + 6.3%)	9/24/2021	12/18/2026	150	147	147
Multi Specialty Healthcare LLC	Healthcare & Pharmaceuticals	9.8% (SOFR + 6.3%)	8/5/2022	12/18/2026	2,808	2,760	2,758
Newcleus, LLC	Insurance	9.5% (LIBOR + 5.8%)	8/2/2021	8/2/2026	5,021	4,963	4,896
Newcleus, LLC(8)(9)	Insurance	9.5% (LIBOR + 5.8%)	8/2/2021	8/2/2026	—	(5)	—
Newcleus, LLC(22)	Insurance	9.5% (LIBOR + 5.8%)	8/2/2021	8/2/2026	136	127	132

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
NWN Parent Holdings LLC	Telecommunications	9.6% (LIBOR + 6.5%)	5/26/2021	5/7/2026	3,265	3,242	3,069
NWN Parent Holdings LLC (8)	Telecommunications	9.6% (LIBOR + 6.5%)	5/26/2021	5/7/2026	280	276	264
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	9.5% (SOFR + 6.5%)	7/31/2020	7/31/2025	3,073	3,055	3,042
Quartermaster Newco, LLC (8)(9)	Healthcare & Pharmaceuticals	10.0% (SOFR + 7.0%)	7/31/2020	7/31/2025	—	(2)	—
Quartermaster Newco, LLC	Healthcare & Pharmaceuticals	10.0% (SOFR + 7.0%)	5/13/2022	7/31/2025	4,037	3,975	3,997
Revlon Consumer Products Corporation (14)	Consumer Goods: Non-Durable	8.9% (LIBOR + 5.8%)	3/8/2021	5/7/2024	2,500	2,492	2,500
smarTours, LLC	Services: Consumer	10.5% (LIBOR + 6.8%)	12/21/2020	12/31/2024	1,079	1,079	1,079
smarTours, LLC (8)(11)	Services: Consumer	8.8% (LIBOR+ 7.8%) (1.0% Cash + 7.8% PIK)	12/21/2020	12/31/2024	2,478	2,478	2,478
TriStrux, LLC	Telecommunications	9.8% (LIBOR + 6.0%)	12/23/2021	12/15/2026	2,752	2,715	2,649
TriStrux, LLC(8)	Telecommunications	9.8% (LIBOR + 6.0%)	12/23/2021	12/15/2026	973	959	937
TriStrux, LLC(9)(29)	Telecommunications	9.8% (LIBOR + 6.0%)	12/23/2021	12/15/2026	965	949	929
USALCO, LLC	Chemicals, Plastics, & Rubber	9.8% (LIBOR + 6.0%)	11/5/2021	10/19/2027	2,978	2,952	2,888
				Subtotal Northeast	$76,039	$75,220	$74,772
Southeast
—32.47% of net asset value
A&R Logistics Holdings, Inc.	Transportation: Cargo	9.0% (SOFR + 6.0%)	7/29/2021	5/3/2025	$2,355	$2,321	$2,355
A&R Logistics Holdings, Inc.	Transportation: Cargo	9.5% (SOFR + 6.5%)	2/24/2022	5/3/2025	446	438	446
A&R Logistics Holdings, Inc.	Transportation: Cargo	9.5% (SOFR + 6.5%)	6/30/2022	5/3/2025	253	249	253
Apex Services Partners, LLC	Capital Equipment	8.4% (LIBOR + 5.3%)	2/11/2020	7/31/2025	5,246	5,219	5,246
ECL Entertainment (27)	Hotel, Gaming, & Leisure	11.3% (LIBOR + 7.5%)	3/31/2021	5/1/2028	2,963	2,938	2,940
Groundworks Operations, LLC	Construction & Building	8.1% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,912	1,889	1,912
Groundworks Operations, LLC (8)(9)	Construction & Building	8.1% (LIBOR + 5.0%)	7/9/2020	1/17/2026	—	(1)	—
Groundworks Operations, LLC (22)	Construction & Building	8.1% (LIBOR + 5.0%)	7/9/2020	1/17/2026	842	838	842
Groundworks Operations, LLC (22)	Construction & Building	8.1% (LIBOR + 5.0%)	7/9/2020	1/17/2026	1,310	1,297	1,310
Groundworks Operations, LLC	Construction & Building	8.1% (LIBOR + 5.0%)	3/18/2021	1/17/2026	2,481	2,456	2,481
Lighthouse Lab Services	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	10/25/2021	10/25/2027	5,353	5,284	5,273
Lighthouse Lab Services(8)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	10/25/2021	10/25/2027	460	440	453
Lighthouse Lab Services	Healthcare & Pharmaceuticals	8.1% (LIBOR + 5.0%)	10/25/2021	10/25/2027	—	—	—
Quorum Health Resources	Healthcare & Pharmaceuticals	8.9% (LIBOR + 5.8%)	5/28/2021	5/26/2027	5,326	5,287	5,259
Quorum Health Resources (8)(9)	Healthcare & Pharmaceuticals	8.4% (LIBOR + 5.3%)	5/28/2021	5/26/2027	—	(5)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

`			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
SuperHero Fire Protection, LLC	Services: Business	10.0% (LIBOR + 6.3%)	9/1/2021	9/1/2026	4,261	4,207	4,208
SuperHero Fire Protection, LLC (8)	Services: Business	10.0% (LIBOR + 6.3%)	9/1/2021	9/1/2026	153	147	151
SuperHero Fire Protection, LLC (22)	Services: Business	10.0% (LIBOR + 6.3%)	9/1/2021	9/1/2026	1,298	1,281	1,282
Technology Partners, LLC	High Tech Industries	8.6% (LIBOR + 5.5%)	11/16/2021	11/16/2027	4,633	4,553	4,540
Technology Partners, LLC(8)(9)	High Tech Industries	8.6% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(13)	—
Technology Partners, LLC(9)(22)	High Tech Industries	8.6% (LIBOR + 5.5%)	11/16/2021	11/16/2027	—	(6)	—
The Carlstar Group LLC	Consumer Goods: Non-Durable	10.1% (SOFR + 6.5%)	7/8/2022	7/8/2027	3,714	3,638	3,640
The Carlstar Group LLC (8)(9)	Consumer Goods: Non-Durable	10.1% (SOFR + 6.5%)	7/8/2022	7/8/2027	—	(80)	—
The Mulch & Soil Company, LLC	Environmental Industries	10.0% (LIBOR + 6.3%)	4/30/2021	4/30/2026	3,701	3,644	3,627
The Mulch & Soil Company, LLC (8)	Environmental Industries	10.0% (LIBOR + 6.3%)	4/30/2021	4/30/2026	460	449	450
TTF Holdings, LLC (Soliant) (31)	Healthcare & Pharmaceuticals	7.1% (LIBOR + 4.0%)	3/31/2021	3/25/2028	3,384	3,364	3,317
				Subtotal Southeast	$50,551	$49,834	$49,985
Southwest
—22.98% of net asset value
Allied Wireline Services, LLC (11)(24)	Energy: Oil & Gas	10.0% PIK	6/15/2020	6/15/2025	$5,991	$4,971	$3,647
Bandon Fitness (Texas) Inc.	Services: Consumer	9.6% (SOFR + 6.0%)	7/27/2022	7/27/2028	4,835	4,765	4,762
Bandon Fitness (Texas) Inc. (8)	Services: Consumer	9.6% (SOFR + 6.0%)	7/27/2022	7/27/2028	168	162	165
Bandon Fitness (Texas) Inc. (22)	Services: Consumer	9.6% (SOFR + 6.0%)	7/27/2022	7/27/2028	154	137	152
BCDI Rodeo Dental Buyer, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,748	5,721	5,633
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	5/14/2019	5/14/2025	242	235	237
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,285	1,279	1,260
BCDI Rodeo Dental Buyer, LLC (29)	Healthcare & Pharmaceuticals	8.8% (LIBOR + 5.0%)	11/22/2021	11/22/2027	100	99	98
Camin Cargo Control, Inc.	Services: Business	9.6% (LIBOR + 6.5%)	6/10/2021	6/4/2026	3,576	3,550	3,540
Endo1 Partners(30)	Healthcare & Pharmaceuticals	8.0% (SOFR + 5.0%)	12/17/2021	3/24/2026	998	981	983
Owl Landfill Services, LLC	Environmental Industries	8.9% (LIBOR + 5.8%)	6/30/2021	6/30/2026	3,485	3,442	3,442
Riveron Acquisition Holdings, Inc.	Finance	9.5% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,035	7,964	8,035
TMA Buyer, LLC	High Tech Industries	9.8% (SOFR + 6.3%)	9/30/2021	9/30/2027	3,113	3,074	3,051
TMA Buyer, LLC(8)(9)	High Tech Industries	9.8% (SOFR + 6.3%)	9/30/2021	9/30/2027	—	(5)	—
TMA Buyer, LLC(22)	High Tech Industries	9.8% (SOFR + 6.3%)	9/30/2021	9/30/2027	370	360	362
				Subtotal Southwest	$38,100	$36,735	$35,367

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
West
—62.93% of net asset value
A&A Global Imports, LLC	Containers, Packaging, & Glass	9.1% (LIBOR + 6.0%)	6/1/2021	6/1/2026	$2,225	$2,188	$2,114
A&A Global Imports, LLC (8)	Containers, Packaging, & Glass	9.1% (LIBOR + 6.0%)	6/1/2021	6/1/2026	447	435	424
Action Point, Inc (8)	Chemicals, Plastics, & Rubber	10.3% (LIBOR + 6.5%)	12/17/2020	6/17/2026	303	292	303
Action Point, Inc	Chemicals, Plastics, & Rubber	10.3% (LIBOR + 6.5%)	5/5/2021	11/5/2026	511	502	511
Action Point, Inc	Chemicals, Plastics, & Rubber	10.3% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,275	3,226	3,275
Action Point, Inc	Chemicals, Plastics, & Rubber	10.3% (LIBOR + 6.5%)	11/30/2021	11/30/2026	248	244	248
Action Point, Inc	Chemicals, Plastics, & Rubber	8.8% (LIBOR + 6.5%)	7/15/2022	6/17/2026	846	832	846
Alpine SG, LLC	High Tech Industries	9.6% (SOFR + 6.0%)	11/5/2021	11/5/2027	1,351	1,331	1,328
Alpine SG, LLC(8)(9)	High Tech Industries	9.6% (SOFR + 6.0%)	11/5/2021	11/5/2027	—	(1)	—
Alpine SG, LLC	High Tech Industries	9.6% (SOFR + 6.0%)	5/6/2022	11/5/2027	967	949	950
Alpine SG, LLC	High Tech Industries	9.6% (SOFR + 6.0%)	5/6/2022	11/5/2027	3,363	3,316	3,304
Alpine SG, LLC	High Tech Industries	9.6% (SOFR + 6.0%)	8/18/2022	11/5/2027	536	523	526
Alpine X	Services: Business	9.0% (SOFR + 6.0%)	12/27/2021	12/21/2027	1,422	1,397	1,408
Alpine X(8)	Services: Business	9.6% (SOFR + 6.0%)	12/27/2021	12/21/2027	134	127	133
Alpine X(29)	Services: Business	9.0% (SOFR + 6.0%)	12/27/2021	12/21/2027	913	897	904
Alpine X	Services: Business	9.0% (SOFR + 6.0%)	9/16/2022	12/21/2027	1,500	1,459	1,485
Cedar Services Group, LLC	Sovereign & Public Finance	9.8% (LIBOR + 6.0%)	6/9/2021	6/11/2027	2,882	2,846	2,853
Cedar Services Group, LLC (8)(9)	Sovereign & Public Finance	9.8% (LIBOR + 6.0%)	6/9/2021	6/11/2027	—	(10)	—
Cedar Services Group, LLC (22)	Sovereign & Public Finance	9.8% (LIBOR + 6.0%)	6/9/2021	6/11/2027	1,264	1,247	1,251
Cedar Services Group, LLC	Sovereign & Public Finance	9.8% (LIBOR + 6.0%)	3/1/2022	6/11/2027	995	977	985
Cedar Services Group, LLC (9)(22)	Sovereign & Public Finance	9.8% (LIBOR + 6.0%)	3/1/2022	6/11/2027	—	(13)	—
CC Amulet Management, LLC	Healthcare & Pharmaceuticals	8.4% (LIBOR + 5.3%)	8/31/2021	8/31/2027	5,090	5,028	4,989
CC Amulet Management, LLC(8)	Healthcare & Pharmaceuticals	8.4% (LIBOR + 5.3%)	8/31/2021	8/31/2027	563	553	551
CC Amulet Management, LLC(9)(22)	Healthcare & Pharmaceuticals	8.4% (LIBOR + 5.3%)	8/31/2021	8/31/2027	—	(4)	—
EBS Intermediate LLC	Services: Consumer	8.1% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,624	7,596	7,624
EBS Intermediate LLC (8)(9)	Services: Consumer	8.1% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(6)	—
EBS Intermediate LLC	Services: Consumer	8.1% (LIBOR + 5.0%)	5/5/2021	10/2/2023	246	243	246
Gener8, LLC	Services: Business	8.6% (LIBOR + 5.5%)	8/14/2018	8/8/2023	5,753	5,737	5,753

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Gener8, LLC (8)	Services: Business	8.6% (LIBOR + 5.5%)	8/14/2018	8/8/2023	1,500	1,496	1,500
Gener8, LLC	Services: Business	8.6% (LIBOR + 5.5%)	11/30/2021	8/8/2023	248	245	248
iLending LLC	Banking	9.1% (LIBOR + 6.0%)	6/21/2021	6/21/2026	4,380	4,329	4,380
iLending LLC (8)(9)	Banking	9.8% (LIBOR + 6.0%)	6/21/2021	6/21/2026	—	(8)	—
Ingenio, LLC	Media: Broadcasting & Subscription	10.3% (LIBOR + 7.2%)	8/3/2021	8/3/2026	5,052	4,994	4,951
Ingenio, LLC	Media: Broadcasting & Subscription	10.3% (LIBOR + 7.2%)	4/28/2022	8/3/2026	2,234	2,199	2,189
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	9.5% (SOFR + 6.5%)	6/7/2021	6/17/2026	3,143	3,097	3,143
Integrated Pain Management Medical Group, Inc.(22)	Healthcare & Pharmaceuticals	9.5% (SOFR + 6.5%)	6/7/2021	6/17/2026	377	371	377
Integrated Pain Management Medical Group, Inc.(8)(9)	Healthcare & Pharmaceuticals	9.5% (SOFR + 6.5%)	6/7/2021	6/17/2026	—	(7)	—
Integrated Pain Management Medical Group, Inc.	Healthcare & Pharmaceuticals	9.5% (SOFR + 6.5%)	5/10/2022	6/17/2026	863	847	863
Lash Opco LLC	Consumer Goods: Non-Durable	10.8% (LIBOR + 7.0%)	9/18/2020	3/18/2026	2,969	2,922	2,947
Lash Opco LLC (8)	Consumer Goods: Non-Durable	10.8% (LIBOR + 7.0%)	8/18/2021	8/18/2026	137	131	136
Lash Opco LLC	Consumer Goods: Non-Durable	10.8% (LIBOR + 7.0%)	8/18/2021	1/18/2027	3,027	2,971	3,004
Lash Opco LLC	Consumer Goods: Non-Durable	10.8% (LIBOR + 7.0%)	12/31/2020	3/18/2026	983	964	975
MarkLogic Corporation	High Tech Industries	9.0% (SOFR + 6.0%)	10/20/2020	10/20/2025	5,800	5,705	5,800
MarkLogic Corporation(8)(9)	High Tech Industries	9.0% (SOFR + 6.0%)	10/20/2020	10/20/2025	—	(3)	—
MarkLogic Corporation	High Tech Industries	9.5% (SOFR + 6.5%)	11/23/2021	10/20/2025	840	826	840
MarkLogic Corporation(8)	High Tech Industries	9.5% (SOFR + 6.5%)	11/23/2021	10/20/2025	563	554	563
MeriCal, LLC	Consumer Goods: Non-Durable	10.3% (SOFR + 6.8%)	11/16/2018	11/16/2023	7,289	7,289	7,180
Point Quest Acquisition, LLC	Healthcare & Pharmaceuticals	9.6% (SOFR + 6.0%)	8/12/2022	8/12/2028	3,536	3,484	3,483
Point Quest Acquisition, LLC (8)	Healthcare & Pharmaceuticals	9.6% (SOFR + 6.0%)	8/12/2022	8/12/2028	393	377	387
Sequoia Consulting Group, LLC	Healthcare & Pharmaceuticals	9.0% (LIBOR + 5.3%)	12/17/2021	11/23/2026	195	193	194
Sequoia Consulting Group, LLC(8)(9)	Healthcare & Pharmaceuticals	9.0% (LIBOR + 5.3%)	12/17/2021	11/23/2026	—	(1)	—
Socius Insurance Services, Inc.	Banking	8.8% (LIBOR + 5.0%)	6/30/2021	6/30/2027	2,911	2,863	2,881
Socius Insurance Services, Inc. (8)(9)	Banking	8.8% (LIBOR + 5.0%)	6/30/2021	6/30/2027	—	(8)	—
Socius Insurance Services, Inc. (9)(22)	Banking	8.8% (LIBOR + 5.0%)	6/30/2021	6/30/2027	—	(15)	—
SolutionReach, Inc.	Services: Consumer	8.9% (LIBOR + 5.8%)	1/17/2019	1/17/2024	5,699	5,669	5,613
SolutionReach, Inc. (8)(9)	Services: Consumer	8.9% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(5)	—
SRS Acquiom Holdings LLC	Finance	9.4% (LIBOR + 6.3%)	11/8/2018	11/8/2024	3,200	3,189	3,200
				Subtotal West	$97,797	$96,579	$96,865

		Subtotal first lien senior secured debt			$309,866	$304,624	$293,524

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

Second lien debt
—0.15% of net asset value
Northeast
—0.15% of net asset value
smarTours, LLC(11)(19)	Services: Consumer	8.8% PIK (LIBOR + 7.8%)	12/21/2020	12/31/2024	1,518	635	228
				Subtotal Northeast	$1,518	$635	$228

			Subtotal second lien debt		$1,518	$635	$228
Equity investments
—0.86% of net asset value
Midwest
—0.15% of net asset value
Doxa Insurance Holdings, LLC (10)(13)(18)	Insurance		12/4/2020		257,116	$224	$224
Matilda Jane Holdings, Inc. (12)(17)	Consumer Goods: Non-Durable		4/28/2017		2,587,855	489	—
			Subtotal Midwest			$713	$224
Northeast
—0.50% of net asset value
Certify, Inc. (18)	Services: Business		2/28/2019		841	$175	$235
Specialty Brands Holdings, LLC (10)(17)	Services: Business		6/29/2018		58	—	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Specialty Brands Holdings, LLC (10)(18)	Services: Business		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Services: Consumer		12/21/2020		820,040	216	—
SPST Holdings, LLC (10)(13)(17)	Services: Consumer		12/21/2020		3,237	—	—
SPST Investors II, LLC (10)(13)(18)(25)	Services: Consumer		12/21/2020		51,095	51	—
Wheels Up Experience Inc. (13)(14)(18)(28)	Transportation: Consumer		1/31/2014		460,392	1,000	530
			Subtotal Northeast			$1,442	$765
Southeast
—0.00% of net asset value
Virtus Aggregator, LLC (10)(13)(14)(18)	Healthcare & Pharmaceuticals		5/7/2020		10	$32	$—
			Subtotal Southeast			$32	$—
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		4,538	144	—
Allied Wireline Services, LLC (10)(13)(18)	Energy: Oil & Gas		6/15/2020		2,063	—	—
			Subtotal Southwest			$144	$—
West
—0.21% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer Goods: Non-Durable		9/30/2016		521	$505	$328
MeriCal, LLC (10) (12) (18)	Consumer Goods: Non-Durable		9/30/2016		5,334	10	—
			Subtotal West			$515	$328

				Subtotal equity		$2,846	$1,317

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Investments in funds
—1.83% of net asset value
Midwest
—1.35% of net asset value
Freeport Financial SBIC Fund LP (14)(18)(21)	Investment Funds And Vehicles		6/14/2013			$2,011	$2,070
				Subtotal Midwest		$2,011	$2,070
Northeast
—0.29% of net asset value
ACON Igloo Investors I, LLC (10)(18)(21)	Investment Funds And Vehicles		4/30/2014			$1,673	$449
				Subtotal Northeast		$1,673	$449
West
—0.19% of net asset value
Gryphon Partners 3.5, L.P. (14)(18)(21)	Investment Funds And Vehicles		11/20/2012			$299	$299
				Subtotal West		$299	$299

			Subtotal investments in funds			$3,983	$2,818

Total non-controlled/non-affiliated investments
—193.55% of net asset value						$312,088	$297,887

Controlled investments
—42.43% of net asset value

First lien senior secured debt
—8.61% of net asset value
Southeast
—2.51% of net asset value

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2022	$14,225	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2022	3,481	1,053	—
Loadmaster Derrick & Equipment, Inc. (11)(15)(19)(26)	Energy: Oil & Gas	11.5% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2022	15,461	12,620	3,865
				Subtotal Southeast	$33,167	$20,980	$3,865
Southwest
—6.10% of net asset value
OEM Group, LLC (15)	Capital Equipment	11.3% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$9,385	$9,385	$9,385
				Subtotal Southwest	$9,385	$9,385	$9,385

			Subtotal first lien senior secured debt		$42,552	$30,365	$13,250

Second lien debt
—4.22% of net asset value
Southwest
—4.22% of net asset value
OEM Group, LLC (11)(15)(24)	Capital Equipment	10.0% PIK	9/30/2020	9/30/2025	$53,719	$22,203	$6,500
				Subtotal Southwest	$53,719	$22,203	$6,500

			Subtotal second lien debt		$53,719	$22,203	$6,500

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

September 30, 2022

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
OEM Group, LLC (10)(12)(13)(15)(18)(20)	Capital Equipment		3/16/2016		20,000	$8,890	$—
				Subtotal Southwest		$8,890	$—

				Subtotal equity		$10,004	$—

Investments in funds
—29.60% of net asset value
Northeast
—29.60% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment Funds And Vehicles		12/3/2014			$79,087	$45,555
				Subtotal Northeast		$79,087	$45,555

			Subtotal investments in funds			$79,087	$45,555
Total controlled investments
—42.43% of net asset value						$141,659	$65,305

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund II, LLC (10)(14)(15)(18)(21)	Investment Funds And Vehicles		3/1/2013			$1	$—
				Subtotal Northeast		$1	$—

			Subtotal investments in funds			$1	$—

Total non-controlled/affiliated investments

—0.00% of net asset value						$1	$—

Total investments—235.96% of net asset value						$453,748	$363,192

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
(3)
As of September 30, 2022, 21.7% and 17.8% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(4)
Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Alternate Base Rate, or ABR, or Secured Overnight Financing Rate, or SOFR, which are effective as of September 30, 2022. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, ABR rates are typically indexed to the current prime rate or federal funds rate, and SOFR rates are typically indexed to 30-day or 90-day SOFR rates. Each of the LIBOR, ABR, or SOFR rates may be subject to interest floors. As of September 30, 2022, the 30-day, 90-day and 180-day LIBOR rates were 3.14%, 3.75% and 4.23%, respectively, the ABR rate was 6.25%, and the 30-day and 90-day SOFR rates were 3.04% and 3.59%, respectively.
(5)
Principal includes accumulated PIK interest and is net of repayments.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2022

(dollar amounts in thousands)

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
(15)
As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the nine months ended September 30, 2022 in which the issuer was a portfolio company that the Company is deemed to control.
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
(17)
Preferred stock.
(18)
Common stock and member interest.
(19)
Loan was on non-accrual as of September 30, 2022.
(20)
Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of September 30, 2022.
(21)
Investment is measured at fair value using net asset value.
(22)
Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(23)
Company pays 0.25% unfunded commitment fee on revolving loan facility.
(24)
Restructured loan for which income is not being recognized as of September 30, 2022.
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

September 30, 2022

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2022, the Company had loans on non-accrual status with an amortized cost basis of $34,187 and fair value of $6,725. As of December 31, 2021, the Company had loans on non-accrual status with an amortized cost basis of $19,703 and fair value of $9,147.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of September 30, 2022, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $10,147, which meet the above criteria. As of December 31, 2021, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $12,054.

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

The following shows a roll-forward of PIK income activity for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Accumulated PIK balance, beginning of period	$1,248	$1,411	$1,260	$1,163
PIK income capitalized/receivable	48	128	156	376
PIK received in cash from repayments	—	—	(120)	—
Accumulated PIK balance, end of period	$1,296	$1,539	$1,296	$1,539

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2022 and 2021.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Distributions, for a summary of recent dividends paid. For the three months ended September 30, 2022 and 2021, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $25 and $26, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $75 and $78, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three and nine months ended September 30, 2022 and 2021. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Benefit of (provision for) taxes on unrealized loss/gain on investments	46	505	527	(145)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2022 and December 31, 2021, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $1,233 and $1,556, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of September 30, 2022 and December 31, 2021, $2,465 (net of $11,092 allowance) and $2,261 (net of $12,073 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company has begun utilizing optional expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 during the three months ended September 30, 2022 and will continue to evaluate the impact of the new standard.

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

3. Investments

The following is a summary of the industry classification in which the Company invests as of September 30, 2022:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Healthcare & Pharmaceuticals	$82,229	$82,219	22.64%	53.40%
Investment Funds And Vehicles	83,071	48,373	13.32%	31.43%
Services: Business	29,824	29,981	8.25%	19.48%
Services: Consumer	29,816	29,115	8.02%	18.92%
High Tech Industries	24,917	24,930	6.86%	16.20%
Consumer Goods: Non-Durable	33,903	23,342	6.43%	15.17%
Capital Equipment	45,697	21,131	5.82%	13.73%
Finance	11,153	11,235	3.09%	7.30%
Banking	10,683	10,779	2.97%	7.00%
Insurance	9,395	9,358	2.58%	6.08%
Chemicals, Plastics, & Rubber	8,048	8,071	2.22%	5.24%
Telecommunications	8,141	7,848	2.16%	5.10%
Environmental Industries	7,535	7,519	2.07%	4.89%
Energy: Oil & Gas	27,209	7,512	2.07%	4.88%
Media: Broadcasting & Subscription	7,193	7,140	1.97%	4.64%
Retail	6,516	6,622	1.82%	4.30%
Construction & Building	6,479	6,545	1.80%	4.25%
Containers, Packaging, & Glass	5,434	5,351	1.47%	3.48%
Sovereign & Public Finance	5,047	5,089	1.40%	3.31%
Consumer Goods: Durable	4,512	4,508	1.24%	2.93%
Transportation: Cargo	3,008	3,054	0.84%	1.98%
Hotel, Gaming, & Leisure	2,938	2,940	0.81%	1.91%
Transportation: Consumer	1,000	530	0.15%	0.34%
Total Investments	$453,748	$363,192	100.00%	235.96%

The following is a summary of the industry classification in which the Company invests as of December 31, 2021:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96,817	$76,468	19.51%	40.09%
Healthcare & Pharmaceuticals	60,628	60,963	15.55%	31.96%
Consumer Goods: Non-Durable	36,247	34,906	8.90%	18.30%
High Tech Industries	31,901	30,871	7.87%	16.19%
Services: Consumer	28,181	27,826	7.10%	14.59%
Services: Business	24,584	24,764	6.32%	12.99%
Capital Equipment	45,730	22,823	5.82%	11.97%
Banking	15,001	15,141	3.86%	7.94%
Retail	12,758	12,750	3.25%	6.69%
Finance	12,186	12,297	3.15%	6.45%
Energy: Oil & Gas	22,414	10,836	2.76%	5.68%
Insurance	9,249	9,398	2.40%	4.93%
Environmental Industries	7,325	7,381	1.88%	3.87%
Chemicals, Plastics, & Rubber	7,055	7,135	1.82%	3.74%
Construction & Building	6,509	6,596	1.68%	3.46%
Telecommunications	6,227	6,165	1.57%	3.23%
Media: Broadcasting & Subscription	5,198	5,191	1.32%	2.72%
Containers, Packaging, & Glass	4,824	4,918	1.25%	2.58%
Sovereign & Public Finance	4,106	4,136	1.05%	2.17%
Automotive	3,934	3,960	1.01%	2.08%
Hotel, Gaming, & Leisure	2,957	3,045	0.78%	1.60%
Transportation: Cargo	2,331	2,373	0.61%	1.24%
Transportation: Consumer	1,000	2,136	0.54%	1.12%
Total Investments	$447,162	$392,079	100.00%	205.59%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2022:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$158,058	$121,769	33.53%	79.11%
West	97,393	97,492	26.84%	63.34%
Southeast	71,960	53,850	14.83%	34.99%
Southwest	77,357	51,252	14.11%	33.30%
Midwest	35,309	25,033	6.89%	16.26%
Canada	13,671	13,796	3.80%	8.96%
Total Investments	$453,748	$363,192	100.00%	235.96%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2021:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$169,524	$149,046	38.01%	78.16%
West	89,501	90,151	22.99%	47.27%
Southwest	68,042	58,055	14.81%	30.44%
Midwest	71,908	47,891	12.21%	25.11%
Southeast	39,394	38,149	9.73%	20.00%
Canada	8,792	8,788	2.24%	4.61%
Total Investments	$447,161	$392,080	99.99%	205.59%

on of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds, excluding its investment in the Logan JV, is expected to be within three months to one year.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2022:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$306,774	$—	$2,940	$303,834
Second lien debt	6,728	—	—	6,728
Equity investments	1,317	530	—	787
Investment in Logan JV (1)	45,555	—	—	—
Investments in funds (1)	2,818	—	—	—
Total investments	$363,192	$530	$2,940	$311,349

(1)
Certain investments that are measured at fair value using net asset value totaling $48,373 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2022:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$262,793		Discounted cash flows (income approach)	Comparative Yield	9.9%		-	11.1%		10.5%
	3,647		Market comparable companies (market approach)	EBITDA Multiple	5.5x		-	6x		(5.8x)
	9,385	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	8.0% 5.5% 16.5%		- - -	13% 5.5% 25.7%		(10.5%) (5.5%) (21.1%)
	7,422		Market comparable companies (market approach)	Revenue Multiple	2x		-	3.6x		(2.8x)
	17,270		Recoverability	Collateral Value (4)	$1,049,585		-	$1,049,585		($1,049,585)
Second lien debt	6,500	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	8.0% 5.5% 16.5%		- - -	13% 5.5% 25.7%		(10.5%) (5.5%) (21.1%)
	228		Market comparable companies (market approach)	Revenue Multiple	4.1	x	-	6.9	x	(5.5	x)

Equity investments	552		Market comparable companies (market approach)	EBITDA Multiple	9.9x		-	10.4x		(10.2x)
	235		Market comparable companies (market approach)	Revenue Multiple	8.8x		-	9.3x		(9x)
Total Level 3 Investments	$308,032

787

(1)
Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)
Excluded from the presentation is $3,317 of first lien senior secured debt for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotations).

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

The following table rolls forward the changes in fair value during the nine months ended September 30, 2022 for investments classified within Level 3:

	First lien senior secured debt		Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2022	$288,782		$12,925	$-	$903	$302,610
Purchases (1)	73,486	-	-	-	51	73,537
Sales and repayments (1)	(40,439)	-	(4,248)	-	(48)	(44,735)
Unrealized appreciation (depreciation)(2)	(17,263)	-	(1,952)	-	(167)	(19,382)
Realized gain	(1,782)	-	-	-	48	(1,734)
Net amortization of premiums, discounts and fees	893	-	3	-	-	896
PIK	157	-	-	-	-	157
Ending balance, September 30, 2022	$303,834		$6,728	$-	$787	$311,349
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(18,648)		$(1,952)	$-	$(167)	$(20,767)

(1)
Includes reorganizations and restructuring of investments.

(2)
All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2021 for investments classified within Level 3:

	First lien senior secured debt		Second lien debt	Subordinated debt	Equity investments	Totals
Beginning balance, January 1, 2021	$233,636		$22,111	$5,841	$5,070	$266,658
Transfers out of Level 3 (3)					$(4,485)	(4,485)
Purchases	109,347	-	-	-	45	109,392
Sales and repayments(1)	(60,296)	-	(6,500)	-	-	(66,796)
Unrealized appreciation (depreciation)(2)	4,064	-	939	(1)	5,418	10,420
Realized (loss) gain	-	-	-	-	(1,888)	(1,888)
Net amortization of premiums, discounts and fees	1,096	-	8	-	-	1,104
PIK	160	-	91	134	-	385
Ending balance, September 30, 2021	$288,007		$16,649	$5,974	$4,160	$314,790

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$4,050		$939	$(1)	$3,506	$8,494

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

There were no transfers between the levels or categories of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three and nine months ended September 30, 2022 and 2021 that met at least one of the significance conditions under the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three and nine months ended September 30, 2022 and 2021. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure further below.

	For the three months ended September 30,		For the nine months ended September 30,
Income Statement	2022	2021	2022	2021
Net sales	$10,592	$7,533	$26,153	$23,235
Gross profit	4,325	2,236	8,082	6,376
Net gain	3,318	155	2,212	490

The below table summarizes the financial information for OEM Group, LLC for the three and nine months ended September 30, 2022 and 2021.

	For the three months ended September 30,		For the nine months ended September 30,
Income Statement	2022	2021	2022	2021
Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss from continuing operations	(1,617)	(2,849)	(7,192)	(8,622)
Loss from discontinued operations	-	(4)	-	(197)

On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC. Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform, as well as other products, with no further investment required by OEM. OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and other systems and services sales. OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt. These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. As of September 30, 2022, the Company holds all outstanding debt and equity of OEM.

Under GAAP, the financial results of the two disposed businesses are reported separately from continuing operations under the line item “Gain from discontinued operations”. “Net sales”, “Gross profit”, and “Net loss from continuing operations” represents the financial operations of the continuing entity, which excludes the results of the two discontinued businesses. These amounts represent primarily the royalty payments received by OEM and general and administrative expenses and interest expense of the continuing entity.

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

As of September 30, 2022 and December 31, 2021, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2022
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$110,000	$92,600	$20,800	$9,400
Perspecta Trident LLC	27,500	23,150	5,200	2,350
Total Investments	$137,500	$115,750	$26,000	$11,750

	As of December 31, 2021
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$110,000	$92,600	$8,000	$9,400
Perspecta Trident LLC	27,500	23,150	2,000	2,350
Total Investments	$137,500	$115,750	$10,000	$11,750

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

Logan JV had a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks which was amended on January 9, 2021 to reduce the commitments, extend the maturity date to July12, 2025, and amend the pricing. On April 19, 2022, in connection with the closing of the CLO, Logan JV SPV terminated the Logan JV Credit Facility, and as of September 30, 2022, the Logan JV Credit Facility had no commitments subject to leverage and borrowing base restrictions. As of December 31, 2021, the Logan JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.5%. As of December 31, 2021, Logan JV had $147,041 of outstanding borrowings under the credit facility.

As of September 30, 2022 and December 31, 2021, Logan JV, including its consolidated subsidiary, had total investments at fair value of $282,910 and $224,449, respectively. As of September 30, 2022 and December 31, 2021, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 131 and 95 different borrowers, respectively. As of September 30, 2022, there were no loans on non-accrual status. As of December 31, 2021, the amortized cost and fair value of loans on non-accrual status was $1,674 and $94, respectively. As of September 30, 2022 and December 31, 2021, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,998 and $2,523, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
First lien secured debt, at par	$309,629	$231,727
Second lien debt, at par	3,282	2,282
Total debt investments, at par	$312,911	$234,009
Weighted average yield on first lien secured loans (1)	7.5%	5.5%
Weighted average yield on second lien loans (1)	10.9%	8.5%
Weighted average yield on all loans (1)	7.5%	5.5%
Number of borrowers in Logan JV	131	95
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,883	$22,801

(1)
Weighted average yield at their current amortized cost.
(2)
At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2022 and December 31, 2021, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended September 30, 2022 and 2021, the Company’s share of distributions related to its Logan JV LLC equity interest was $2,080 and $1,652, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. For the nine months ended September 30, 2022 and 2021, the Company's share of distributions related to its Logan JV LLC equity interest was $4,080 and $4,869, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $2,080 and $2,254, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $0 and $66, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	7.92% (SOFR +4.25%)	11/22/2019	11/26/2026	1,463	$1,454	$1,411
Total Australia						$1,454	$1,411

Canada
Avison Young Canada Inc.	Services: Business	8.9% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,854	$3,815	$3,603
Avison Young Canada Inc.	Services: Business	7% (LIBOR +7%)	08/19/2022	01/31/2026	954	898	916
Bausch Health Companies	Healthcare & Pharmaceuticals	8.1% (SOFR +5.25%)	03/16/2022	02/01/2027	1,975	1,941	1,526
PNI Canada Acquireco Corp	High Tech Industries	8.17% (SOFR +4.5%)	10/31/2018	10/31/2025	837	835	816
WildBrain Ltd.	Media: Diversified & Production	4.25% (LIBOR +4.25%)	03/19/2021	03/24/2028	1,970	1,939	1,817
Total Canada						$9,428	$8,678

Germany
VAC Germany Holding GmbH	Metals & Mining	7.67% (LIBOR +4%)	02/26/2018	03/08/2025	2,865	$2,860	$2,657
Total Germany						$2,860	$2,657

Luxembourg
Travelport Finance	Services: Consumer	5.17% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,307	$2,210	$2,287
Travelport Finance	Services: Consumer	8.67% (LIBOR +5%)	04/18/2022	05/29/2026	1,753	1,735	1,247
Total Luxembourg						$3,945	$3,534

Netherlands
Pegasus BidCo BV (15)	Beverage, Food & Tobacco	6.98% (SOFR +6.51%)	05/05/2022	07/12/2029	4,000	$3,961	$3,833
Total Netherlands						$3,961	$3,833

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.33% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,919	$4,794
Total United Kingdom						$4,919	$4,794

United States of America
888 Acquisitions Limited	Hotel, Gaming & Leisure	8.53% (SOFR +5.25%)	07/08/2022	06/30/2028	1,000	$846	$865
A Place for Mom Inc	Media: Advertising, Printing & Publishing	7.62% (LIBOR +4.5%)	07/28/2017	02/10/2026	3,248	3,242	2,972
Abe Investment Holdings, Inc.	Media: Diversified & Production	7.63% (LIBOR +4.5%)	04/07/2022	02/19/2026	1,659	1,659	1,651
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	7.62% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,126	3,132	2,983
AG Parent Holdings LLC	High Tech Industries	8.12% (LIBOR +5%)	07/30/2019	07/31/2026	4,086	4,061	3,961
AgroFresh Inc.	Chemicals, Plastics & Rubber	9.37% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,229	1,228	1,209
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	7.37% (LIBOR +4.25%)	07/09/2018	07/12/2025	3,840	3,832	3,504
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.62% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,644	1,579
Allen Media, LLC	Media: Broadcasting & Subscription	9.2% (SOFR +5.5%)	07/29/2021	02/10/2027	3,418	3,400	2,970
Alpine US Bidco LLC	Beverage, Food & Tobacco	5.25% (LIBOR +5.25%)	04/28/2021	05/03/2028	1,500	1,476	1,425
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	11.2% (SOFR +7.5%)	09/02/2021	06/30/2025	3,029	2,922	2,650
AMCP Clean Acquisition Co LLC	Wholesale	7.37% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,317	2,312	1,879
AMCP Clean Acquisition Co LLC	Wholesale	7.37% (LIBOR +4.25%)	07/10/2018	06/15/2025	561	560	455
American Achievement Corporation (3) (14)	Retail	6.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	8.62% (LIBOR +5.5%)	03/29/2021	09/01/2027	950	934	903

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	9.12% (LIBOR +6%)	05/24/2021	11/19/2027	3,176	3,129	3,028
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	8.92% (LIBOR +5.25%)	10/12/2020	10/16/2025	3,257	3,204	3,176
Ansira Holdings, Inc.	Media: Diversified & Production	10.25% (LIBOR +6.5%)	04/17/2018	12/20/2024	713	697	434
Ansira Holdings, Inc.	Media: Diversified & Production	9.31% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,099	2,094	1,277
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,781	1,719	1,523
Apex Analytix, Inc. (4) (14) (15)	Services: Business	6.5% (LIBOR +5.75%)	06/15/2022	06/15/2028	317	(6)	(6)
Apex Analytix, Inc. (4) (14) (15)	Services: Business	0% (SOFR +5.75%)	06/15/2022	07/22/2029	2,807	2,751	2,751
Archer Systems, LLC (5)	Services: Business	9.65% (SOFR +6.5%)	08/15/2022	08/11/2027	286	29	29
Archer Systems, LLC (5)	Services: Business	10.2% (SOFR +6.5%)	08/15/2022	08/11/2027	2,714	2,681	2,680
Arcline FM Holding, LLC	Aerospace & Defense	7% (SOFR +4.75%)	09/02/2021	06/23/2028	1,980	1,972	1,846
Axiom Global Inc.	Services: Business	7.51% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,969	2,946	2,869
BCP Qualtek Merger Sub LLC	Telecommunications	9.06% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,600	3,571	2,736
Belfor Holdings Inc.	Services: Business	7.28% (LIBOR +4.25%)	03/15/2022	04/06/2026	4,489	4,365	4,421
Brookfield WEC Holdings Inc	Construction & Building	6.87% (LIBOR +3.75%)	05/23/2022	08/01/2025	1,000	964	978
Canister International Group Inc	Forest Products & Paper	7.87% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,950	1,938	1,921
Cano Health, LLC	Healthcare & Pharmaceuticals	7.13% (LIBOR +4%)	06/24/2021	11/23/2027	1,970	1,966	1,916
CCI Buyer, Inc. (15)	Services: Business	7.55% (SOFR +4%)	02/24/2022	12/17/2027	3,975	3,906	3,757
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.25% (SOFR +6.25%)	07/07/2015	10/05/2023	4,451	4,447	4,139
Cloudera, Inc.	High Tech Industries	5.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	2,985	2,959	2,634
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (SOFR +4.25%)	03/19/2021	03/23/2028	1,975	1,986	1,817
Confluence Technologies, Inc.	High Tech Industries	6.56% (LIBOR +3.75%)	07/22/2021	07/31/2028	2,978	2,965	2,844
Dermatology Intermediate Holdings III, Inc (6)	Healthcare & Pharmaceuticals	7.28% (SOFR +4.25%)	03/23/2022	04/02/2029	551	227	209
Dermatology Intermediate Holdings III, Inc (6)	Healthcare & Pharmaceuticals	5.75% (SOFR +4.25%)	03/23/2022	04/02/2029	2,941	2,877	2,809
Drilling Info Inc.	High Tech Industries	7.37% (SOFR +4.25%)	07/27/2018	07/30/2025	4,319	4,311	4,179
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	8.4% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,980	1,964	1,891
Eliassen Group, LLC (7)	Services: Business	7.25% (LIBOR +5.75%)	03/31/2022	04/14/2028	370	55	50
Eliassen Group, LLC (7)	Services: Business	7.25% (LIBOR +5.75%)	03/31/2022	04/14/2028	1,630	1,614	1,605
Empower Payments Acquisition	Services: Business	4% (SOFR +4%)	10/05/2018	10/10/2025	3,850	3,846	3,722
Epic Staffing Group (8) (14)	Healthcare & Pharmaceuticals	0.5% (SOFR +6%)	06/27/2022	06/28/2029	523	(31)	(24)
Epic Staffing Group (8) (14)	Healthcare & Pharmaceuticals	9.03% (LIBOR +6%)	06/27/2022	06/28/2029	2,471	2,325	2,359
EyeSouth	Healthcare & Pharmaceuticals	7.56% (SOFR +4.5%)	03/15/2021	03/21/2028	295	295	295
EyeSouth	Healthcare & Pharmaceuticals	7.62% (SOFR +4.5%)	03/15/2021	03/12/2028	1,683	1,680	1,679
FloWorks International LLC	Metals & Mining	8.48% (SOFR +5.75%)	02/18/2022	12/27/2028	2,494	2,471	2,319
Foley Products Co LLC	Construction & Building	8.45% (LIBOR +4.75%)	02/11/2022	12/29/2028	2,985	2,958	2,850
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	8.17% (SOFR +4.5%)	07/02/2021	07/03/2028	702	691	664
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	8.17% (SOFR +4.5%)	07/02/2021	07/03/2028	2,109	2,075	1,993
Global Medical Response, Inc.	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/16/2022	10/02/2025	1,990	1,941	1,735
Golden West Packaging Group LLC	Containers, Packaging & Glass	8.37% (LIBOR +5.25%)	11/29/2021	12/01/2027	1,975	1,958	1,913
Greenway Health, LLC	Healthcare & Pharmaceuticals	6.87% (SOFR +3.75%)	04/29/2022	02/16/2024	1,990	1,885	1,772
HDT Holdco, Inc.	Aerospace & Defense	9.42% (SOFR +5.75%)	06/30/2021	07/08/2027	3,750	3,672	3,500
HEXION INC	Chemicals, Plastics & Rubber	7.41% (SOFR +4.5%)	03/02/2022	03/01/2029	1,995	1,949	1,712
Highline Aftermarket Acquisition, LLC	Retail	7.62% (LIBOR +4.5%)	03/21/2022	11/09/2027	945	896	848
Hoffman Southwest Corporation	Environmental Industries	5.5% (LIBOR +5.5%)	05/16/2019	08/14/2023	1,307	1,304	1,261
Hornblower Sub LLC	Hotel, Gaming & Leisure	7.38% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,757	1,571	1,246
Imprivata Inc	High Tech Industries	7.28% (LIBOR +4.25%)	03/16/2022	12/01/2027	1,995	1,939	1,935
International Textile Group Inc	Consumer goods: Durable	5% (LIBOR +5%)	04/20/2018	05/01/2024	894	893	697
Iris Holding, Inc.	Forest Products & Paper	7.89% (LIBOR +4.75%)	06/15/2022	06/28/2028	1,250	1,154	1,153
Isagenix International LLC	Services: Consumer	11.35% (LIBOR +7.75%)	04/26/2018	06/14/2025	1,563	1,557	676
Jack Ohio Finance	Hotel, Gaming & Leisure	7.87% (SOFR +4.75%)	04/27/2022	10/04/2028	2,985	2,944	2,917
LaserShip, Inc.	Transportation: Cargo	7.38% (LIBOR +4.5%)	10/20/2021	04/30/2028	990	986	843
Lereta, LLC	High Tech Industries	8.37% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,980	1,963	1,693
Lids Holdings, Inc	Retail	8.99% (LIBOR +5.5%)	12/03/2021	12/14/2026	906	891	852

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

Lifescan Global Corporation	Healthcare & Pharmaceuticals	6% (SOFR +6%)	06/19/2018	10/01/2024	3,487	3,440	2,837
Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	8.92% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,578	2,568	2,488
LRS Holdings LLC	Environmental Industries	7.37% (SOFR +4.25%)	08/13/2021	08/31/2028	2,481	2,471	2,357
MAG DS Corp.	Aerospace & Defense	9.17% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,161	1,120	1,068
Mavis Tire Express Services Topco Corp.	Automotive	7.25% (LIBOR +4%)	04/13/2022	05/04/2028	1,990	1,976	1,873
McAfee Enterprise	High Tech Industries	7.87% (LIBOR +4.75%)	05/03/2021	07/27/2028	2,976	2,951	2,696
Miller's Ale House Inc	Hotel, Gaming & Leisure	10% (LIBOR +4.75%)	05/24/2018	05/30/2025	2,298	2,294	2,231
MRI SOFTWARE LLC	Construction & Building	9.17% (SOFR +5.5%)	01/31/2020	02/10/2026	1,463	1,460	1,422
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	8.23% (LIBOR +5.5%)	10/02/2020	09/28/2024	3,807	3,769	3,807
NAPA Management Services Corp	Healthcare & Pharmaceuticals	8.43% (LIBOR +5.25%)	02/18/2022	02/23/2029	3,980	3,880	3,592
New Constellis Borrower LLC	Aerospace & Defense	7.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	318	276
New Insight Holdings Inc	Services: Business	8.84% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,905	1,875	1,730
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	8.17% (SOFR +4.5%)	02/13/2018	06/30/2024	628	183	169
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,711	3,701	3,618
Northern Star Holdings Inc.	Utilities: Electric	7.87% (SOFR +4.75%)	03/28/2018	03/28/2025	4,059	4,051	3,937
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	12/01/2021	12/01/2027	2,780	2,744	2,753
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.81% (SOFR +4%)	10/06/2017	10/12/2024	1,903	1,900	1,845
Omni Intermediate Holdings, LLC (10) (14)	Transportation: Cargo	1% (SOFR +5%)	11/24/2021	12/30/2026	112	-	(2)
Omni Intermediate Holdings, LLC (10) (14)	Transportation: Cargo	8.69% (SOFR +5%)	11/24/2021	12/30/2026	1,870	1,856	1,842
Options Technology (11) (14)	Services: Business	1% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(3)	(21)
Options Technology (11) (14)	Services: Business	7.63% (SOFR +4.75%)	10/29/2021	12/27/2025	2,434	2,410	2,349
Orion Business Innovations	High Tech Industries	7.38% (LIBOR +4.5%)	10/18/2018	10/21/2024	545	543	496
Orion Business Innovations	High Tech Industries	7.38% (LIBOR +4.5%)	03/04/2019	10/21/2024	804	801	732
Orion Business Innovations	High Tech Industries	7.38% (LIBOR +4.5%)	10/18/2018	10/21/2024	1,863	1,856	1,695
Osmosis Buyer Limited	Services: Consumer	4% (LIBOR +3.75%)	03/21/2022	07/31/2028	1,995	1,967	1,858
Output Services Group Inc	Services: Business	9.85% (LIBOR +6.75%)	03/26/2018	06/29/2026	4,321	4,315	3,068
OVG Business Services, LLC	Services: Business	9.34% (LIBOR +6.25%)	10/15/2021	11/20/2028	4,482	4,353	4,191
Patriot Rail Co LLC	Transportation: Cargo	7.67% (LIBOR +4%)	10/15/2019	10/19/2026	3,412	3,433	3,318
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	8.07% (LIBOR +5%)	10/04/2018	09/28/2025	2,880	2,867	2,347
Polyconcept Holding B.V.	Consumer goods: Non-Durable	8.53% (SOFR +5.5%)	05/12/2022	05/18/2029	2,000	1,962	1,906
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	05/14/2021	12/02/2025	1,975	1,947	1,955
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	415	411	410
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	620	611	614
Portillo's Holdings, LLC	Beverage, Food & Tobacco	8.62% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,940	1,932	1,930
Precisely	High Tech Industries	6.78% (LIBOR +4%)	03/16/2022	04/24/2028	2,972	2,948	2,626
Premier Dental Services, Inc	Healthcare & Pharmaceuticals	7.31% (SOFR +4.5%)	08/11/2021	08/18/2028	184	183	166
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	7.62% (SOFR +4.5%)	08/11/2021	08/18/2028	1,801	1,794	1,628
Prince International Corporation	Chemicals, Plastics & Rubber	6.98% (LIBOR +4.25%)	05/27/2022	04/21/2029	1,000	904	812
Project Castle, Inc.	Capital Equipment	6% (LIBOR +5.5%)	06/09/2022	06/01/2029	1,398	1,256	1,191
Pure Fishing Inc	Consumer goods: Non-Durable	7.62% (SOFR +4.5%)	12/20/2018	12/22/2025	1,158	1,137	960
Quest Software	High Tech Industries	6.98% (LIBOR +4.25%)	03/21/2022	02/01/2029	2,000	1,972	1,490
Quidditch Acquisition Inc	Beverage, Food & Tobacco	7% (SOFR +7%)	03/16/2018	03/21/2025	975	968	970
Reedy Industries Inc. (12) (14)	Services: Consumer	5.25% (SOFR +4.5%)	08/24/2021	08/31/2028	268	(1)	(17)
Reedy Industries Inc. (12) (14)	Services: Consumer	7.57% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,719	1,713	1,608
Restaurant Technologies, Inc.	Services: Business	7.8% (LIBOR +4.25%)	03/17/2022	04/02/2029	1,990	1,944	1,941
RLG Holdings, LLC (15)	Containers, Packaging & Glass	0% (LIBOR +5%)	09/20/2022	07/20/2028	1,000	940	945
Rocket Software, Inc.	High Tech Industries	7.37% (LIBOR +4.25%)	03/16/2022	11/28/2025	1,985	1,957	1,903
R-Pac International Corp (13) (14)	Containers, Packaging & Glass	0.5% (LIBOR +6%)	11/23/2021	12/29/2027	373	(7)	(7)
R-Pac International Corp (13) (14)	Containers, Packaging & Glass	9.67% (LIBOR +6%)	11/23/2021	12/29/2027	2,985	2,933	2,925
RSA Security LLC	High Tech Industries	7.53% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,980	1,969	1,479
RXB Holdings, Inc.	Services: Business	7.66% (SOFR +4.5%)	07/28/2021	12/20/2027	1,975	1,971	1,876
Sinclair Television Group, Inc.	Media: Broadcasting & Subscription	6.88% (SOFR +3.75%)	04/13/2022	04/13/2029	2,993	2,908	2,838

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

Skillsoft Corp.	High Tech Industries	7.96% (LIBOR +5.25%)	03/25/2022	07/14/2028	1,896	1,866	1,628
Smyrna Ready Mix Concrete LLC	Hotel, Gaming & Leisure	7.38% (SOFR +4.25%)	03/24/2022	03/23/2029	1,995	1,939	1,910
Solenis International LP	Chemicals, Plastics & Rubber	8.15% (LIBOR +4.5%)	03/31/2022	11/09/2028	1,990	1,953	1,846
Solera Holdings Inc	High Tech Industries	7.67% (LIBOR +4%)	03/16/2022	06/02/2028	1,985	1,958	1,837
SPX FLOW INC	Capital Equipment	7.63% (LIBOR +4.5%)	03/18/2022	03/18/2029	2,000	1,934	1,858
Stats, LLC	Hotel, Gaming & Leisure	5.25% (SOFR +5.25%)	03/30/2022	07/10/2026	3,477	3,456	3,289
Teneo Holdings LLC	Services: Business	8.38% (SOFR +5.25%)	07/15/2019	07/11/2025	4,461	4,400	4,229
TIBCO Software (15)	High Tech Industries	0% (LIBOR +4.5%)	09/20/2022	03/20/2029	588	535	529
TouchTunes	Media: Diversified & Production	8.98% (LIBOR +5%)	04/22/2022	04/02/2029	3,000	2,972	2,890
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	8.06% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,848	3,838	3,582
Veracode	High Tech Industries	7.39% (LIBOR +4.75%)	04/20/2022	05/02/2029	2,000	1,990	1,893
VeriFone Systems, Inc.	Services: Business	7% (SOFR +4%)	03/16/2022	08/20/2025	1,990	1,934	1,794
W3 Topco LLC	Energy: Oil & Gas	9.27% (SOFR +6%)	08/13/2019	08/16/2025	594	574	573
Women's Care Holdings Inc	Services: Consumer	7.87% (SOFR +4.5%)	05/20/2022	01/15/2028	1,492	1,446	1,400
Yak Access LLC	Energy: Oil & Gas	8.07% (SOFR +5%)	06/29/2018	07/11/2025	2,475	2,445	1,504
Zayo Group Holdings, Inc.	Telecommunications	7.28% (LIBOR +4.25%)	04/29/2022	03/09/2027	1,990	1,943	1,740
Zenith American Holding, Inc.	Services: Business	8.92% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,447	2,444	2,441
Zenith American Holding, Inc.	Services: Business	8.38% (SOFR +5.25%)	03/11/2019	12/13/2024	120	120	120
Total United States of America						$273,590	$254,913

Total Senior Secured First Lien Term Loans						$300,157	$279,820

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	11.17% (LIBOR +7.5%)	06/23/2021	02/16/2026	2,000	$1,978	$2,010
New Constellis Borrower LLC	Aerospace & Defense	11% (LIBOR +11%)	03/27/2020	03/27/2025	282	136	142
SonicWALL Inc	High Tech Industries	10.48% (LIBOR +7.5%)	04/13/2022	05/18/2026	1,000	984	938
Total United States of America						$3,098	$3,090

Total Second Lien Term Loans						$3,098	$3,090

Total Investments						$303,255	$282,910

Cash equivalents
Dreyfus Government Cash Management Fund						16,390	16,390
Total Cash equivalents						$16,390	$16,390

(1)
Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)
Represents fair value in accordance with ASC Topic 820.
(3)
Represents a revolver commitment of $1,470, which was unfunded as of September 30, 2022. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.
(4)
Represents a revolver commitment of $317, which was unfunded as of September 30, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)
Represents a revolver commitment of $286, of which $254 was unfunded as of September 30, 2022. Unfunded amounts of a revolver position have a rate other than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

(6)
Represents a delayed draw commitment of $551, of which $318 was unfunded as of September 30, 2022. Unfunded amounts of a delayed draw position have a rate other than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)
Represents a delayed draw commitment of $370, of which $315 was unfunded as of September 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)
Represents a delayed draw commitment of $523, which was unfunded as of September 30, 2022.
(9)
Represents a delayed draw commitment of $628, of which $444 was unfunded as of September 30, 2022. Unfunded amounts of a delayed draw position have a rate other than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)
Represents a delayed draw commitment of $112, which was unfunded as of September 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)
Represents a delayed draw commitment of $606, which was unfunded as of September 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)
Represents a delayed draw commitment of $268, which was unfunded as of September 30, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term.
(13)
Represents a delayed draw commitment of $373 which was unfunded as of September 30, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term.
(14)
Unfunded amount will start to accrue interest when the position is funded. LIBOR rate as of September 30, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(15)
Unsettled trade will start to accrue interest when the position is settled. SOFR rate as of September 30, 2022 or SOFR floor is shown to reflect possible projected interest rate.
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

Below is certain summarized financial information for Logan JV as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

Selected Balance Sheet Information:

	As of September 30, 2022	As of December 31, 2021
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $303,255 and $228,559, respectively)	$282,910	$224,449
Cash	16,390	15,720
Other assets	9,153	834
Total assets	$308,453	$241,003
Liabilities:
CLO asset-backed debt, net	$240,478	$-
Loans payable, net	-	145,782
Payable for investments purchased	6,168	-
Distribution payable	2,600	2,900
Other liabilities	2,264	1,317
Total liabilities	$251,510	$149,999
Members' capital	$56,943	$91,004
Total liabilities and members' capital	$308,453	$241,003

Selected Statement of Operations Information:

	For the three months ended September 30 2022	For the three months ended September 30 2021	For the nine months ended September 30 2022	For the nine months ended September 30 2021
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$5,983	$3,452	$13,719	$10,604
Fee income	83	74	131	90
Total revenues	6,066	3,526	13,850	10,694
Credit facility expenses, amd interest on asset-backed debt and credit facility (1)	$2,623	$1,462	$8,253	$4,409
Other fees and expenses	191	103	406	292
Total expenses	2,814	1,565	8,659	4,701
Net investment income	3,252	1,961	5,191	5,993
Net realized gain (loss)	(351)	67	(1,916)	254
Net change in unrealized (depreciation) appreciation on investments	(3,148)	(327)	(16,236)	6,146
Net increase in members' capital from operations	$(247)	$1,701	$(12,961)	$12,393

(1)
As of September 30, 2022, Logan JV had $242,500 of outstanding debt under the CLO asset-backed debt with an effective interest rate of 5.37% per annum. As of December 31, 2021, Logan JV had $147,041 of outstanding debt under the credit facility with an effective interest rate of 2.88% per annum.

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

Base Management Fee

For the three and nine months ended September 30, 2022 and 2021, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the Investment Management Agreements.

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

For the three months ended September 30, 2022 and 2021, the Company incurred base management fees of $973 and $1,048, respectively, net of management fees waived of $0 and $0, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred base management fee of $1,602 and $2,011, respectively, net of management fees waived of $1,443 and $879, respectively. As of September 30, 2022 and December 31, 2021, $973 and $1,063, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2022 and 2021, the Company incurred no incentive fee related to ordinary income.

Incentive Fee on Net Investment Income Payable

For the three and nine months ended September 30, 2022 and 2021, the Company reversed $0 and $0, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable.

As of September 30, 2022 and December 31, 2021, $0 and $0, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor and reflected in accrued expenses and other payables in the Consolidated Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $0 and $0, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 17.5% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Management Agreement as of September 30, 2022 and December 31, 2021.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2022 and 2021, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended September 30, 2022 and 2021, the Company incurred administrator expenses of $214 and $218, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred administrator expenses of $747 and $663, respectively. As of September 30, 2022 and December 31, 2021, $0 and $118 of administrator expenses were due to the Advisor, respectively, which was included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of September 30, 2022 and December 31, 2021, there were $2 and $116, respectively, due to affiliate, which was included in due to affiliates on the Consolidated Statements of Assets and Liabilities.

The Company has a wholly owned subsidiary, First Eagle Alternative Capital Agent, Inc., which serves as the administrative agent on certain investment transactions with affiliated entities. As of September 30, 2022 and December 31, 2021, there was $2,370 and $0, respectively, due to affiliate, which was included in due to affiliates on the Consolidated Statements of Assets and Liabilities

As of September 30, 2022 and December 31, 2021, the Advisor owed $0 and $0, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to First Eagle Greenway Fund II LLC (“Greenway II”) and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. As of September 30, 2022 and December 31, 2021, $52 and $44, respectively, of total fees and expenses related to Greenway II, was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of September 30, 2022, it had $2,080 of dividends receivable from Logan JV and $3 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, it had $2,254 of dividends receivable from Logan JV and $238 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Alex Toys, LLC (1)	$—	$—	$—	$(1,888)
Aurotech, LLC(2)	—	—	(1,786)	—
Charming Charlie LLC	—	(83)	—	(83)
Copperweld Bimetallics, LLC	-	51	-	51
Other (3)	174	135	218	(1,568)
Loss on extinguishment of debt (4)	—	—	—	(543)
Net realized loss	$174	$103	$(1,568)	$(4,031)

(1)	On March 31, 2021, the Company wrote off their investment in Alex Toys, LLC. The realized loss of $1,888 was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

On April 5, 2022, Aurotech, LLC entered into a purchase agreement to sell its common shares to a third party buyer. The proceeds of the sale (which includes cash and amounts placed in escrow) were used to pay off and terminate the Company's outstanding credit agreement. The Company realized a loss of $1,786 as a result of this transaction.

(3)

During the three and nine months ended September 30, 2022 and 2021, the Company incurred realizations reflecting the collectability of the remaining escrow and other receivables balance, and distributions from investments in funds.

(4)

In June 2021, the Company redeemed its 2022 Notes. In connection with the redemption, the Company realized a loss on the extinguishment of debt equal to the difference between the amount paid to redeem the 2022 Notes and its carrying value, net of deferred financing costs.

6. Net (Decrease) Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net (decrease) increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Numerator—net (decrease) increase in net assets resulting from operations:	$(1,515)	$2,651	$(26,817)	$19,668
Denominator—basic and diluted weighted average common shares:	29,922	30,109	29,954	30,109
Basic and diluted net (decrease) increase in net assets per common share resulting from operations:	$(0.04)	$0.09	$(0.89)	$0.65

Diluted net (decrease) increase in net assets per share resulting from operations equals basic net (decrease) increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022				December 31, 2021
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$175,000	$110,700	$110,638	5.54%	$150,000	$114,100	$69,840	3.50%
2022 Notes	-	-	-	-	-	-	28,500	-
2023 Notes	-	-	-	-	-	-	50,460	-
2026 Notes	111,600	111,600	111,600	4.90%	111,600	111,600	45,480	4.90%
Total	$286,600	$222,300	$222,238	5.22%	$261,600	$225,700	$194,280	4.19%

(1)
As of September 30, 2022, borrowings outstanding excludes deferred financing costs of $2,673 and includes an issuance premium of $315 for the 2026 Notes, which are netted and presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.
(2)
Represents the weighted average borrowings outstanding for the nine months ended September 30, 2022.
(3)
As of December 31, 2021, borrowings outstanding excludes deferred financing costs of $3,188 and includes an issuance premium of $381 for the 2026 Notes, which are netted and presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.
(4)
Represents the weighted average borrowings outstanding for the year ended December 31, 2021.
(5)
Represents the weighted average interest rate as of September 30, 2022 and December 31, 2021 which incorporates the amortization of the $391 premium received on the issuance of the 2026 Notes.

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

As of September 30, 2022, the Company had USD borrowings of $110,700 outstanding under the Revolving Facility with a quarter-end interest rate of 5.54%.

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

As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2022 and December 31, 2021, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,121 and $892 were incurred in connection with the Revolving Facility for the three months ended September 30, 2022 and 2021. Interest expense and related fees, excluding amortization of deferred financing costs, of $2,101 and $2,078 were incurred in connection with the Revolving Facility for the nine months ended September 30, 2022 and 2021. Amortization of deferred financing costs of $116 and $129 were incurred with the Revolving Facility for the three months ended September 30, 2022 and 2021. Amortization of deferred financing costs of $359 and $358 were incurred with the Revolving Facility for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the Company had $2,054 and $1,496, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of September 30, 2022 was 168%.

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

As of September 30, 2022, the carrying amount and fair value of the Notes was $111,600 and $101,154, respectively. As of December 31, 2021, the carrying amount and fair value of the Notes was $111,600 and $114,055, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, the Company incurred $2,568, $2,213, and $3,528 of fees and expenses, respectively. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended September 30, 2022 and 2021, the Company amortized approximately $ 184 and $221 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, the Company amortized approximately $548 and $670 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2022, the Company had $2,673 of remaining deferred financing costs on the Notes, which was netted against the $315 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, the Company had $3,188 remaining deferred financing costs on the Notes, which was netted against the $381 of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2022 and 2021, the Company incurred interest expense on the Notes of $1,373 and $1,646, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred interest expense on the Notes of $2,747 and $5,492, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2022	December 31, 2021
Unfunded delayed draw facilities
Advanced Web Technologies	$—	$365
Alcanza Clinical Research	250	250
Alpine X	—	913
Bandon Fitness Texas, Inc.	2,047	—
BCDI Rodeo Dental Buyer, LLC	25	125
CC Amulet Management, LLC	922	922
Cedar Services Group, LLC	856	142
ConvenientMD	1,719	1,719
Doxa Insurance Holdings, LLC	1,419	1,419
Endo1 Partners	—	515
HealthDrive Corporation	79	79
Integrated Pain Management Medical Group, Inc.	—	379
Lighthouse Behavioral Health Solutions, LLC	1,809	—
Lighthouse Lab Services	546	546
MarkLogic Corporation	—	565
Multi Specialty Healthcare LLC	—	150
Newcleus, LLC	1,136	1,271
PDFTron Systems Inc.	—	194
Socius Insurance Services, Inc.	1,842	1,842
SuperHero Fire Protection, LLC	—	613
Technology Partners, LLC	1,037	1,037
TMA Buyer, LLC	1,170	1,540
Tricor Borrower, LLC	1,326	1,326
TriStrux, LLC	483	1,448
	16,666	17,360
Unfunded revolving commitments
1-800 Hansons, LLC (1)	—	103
A&A Global Imports, LLC	316	566
Action Point, Inc	532	567
Advanced Web Technologies	297	315
Alcanza Clinical Research	125	125
Alpine SG, LLC	105	105
Alpine X	201	228

	As of
	September 30, 2022	December 31, 2021
Aurotech, LLC	—	427
Automated Control Concepts, Inc.	667	667
Bandon Fitness Texas, Inc.	233	—
BCDI Rodeo Dental Buyer, LLC	1,373	1,050
CC Amulet Management, LLC	205	512
Cedar Services Group, LLC	802	802
Certify, Inc.	53	53
ConvenientMD	688	688
Danforth Advisors	26	17
Doxa Insurance Holdings, LLC	344	344
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	—	900
Groundworks Operations, LLC	99	99
HealthDrive Corporation(2)	2,181	2,171
iLending LLC	718	718
Integrated Pain Management Medical Group, Inc.	442	442
IRC Opco LLC	824	824
Lash Opco LLC	232	441
Lighthouse Behavioral Health Solutions, LLC	687	—
Lighthouse Lab Services	1,074	921
Loadmaster Derrick & Equipment, Inc.	—	225
MarkLogic Corporation	278	278
Marlin DTC-LS Midco 2, LLC	143	143
Matilda Jane Holdings, Inc.	366	652
Multi Specialty Healthcare LLC	711	711
Newcleus, LLC	435	435
NWN Parent Holdings LLC	343	478
PDFTron Systems Inc.	149	298
Point Quest Acquisition, LLC	679	—
QuarterMaster Newco, LLC	365	365
Quorum Health Resources	674	674
Sequoia Consulting Group, LLC	49	49
smarTours, LLC	—	367
Socius Insurance Services, Inc.	525	525
SolutionReach, Inc.	933	933
SuperHero Fire Protection, LLC	283	327
Technology Partners, LLC	747	747
The Carlstar Group LLC	929	—
The Mulch & Soil Company, LLC	436	522
TMA Buyer, LLC	385	385
Tricor Borrower, LLC	288	288
TriStrux, LLC	72	925
	22,681	24,079
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	1,626	680
Gryphon Partners 3.5, L.P.	548	363
	2,174	1,043
Total unfunded commitments	$41,521	$42,482

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10
May 5, 2022	June 15, 2022	June 30, 2022	$0.10
August 5, 2022	September 15, 2022	September 30, 2022	$0.11
November 4, 2022	December 15, 2022	December 30, 2022	$0.11

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2022 and 2021.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2022 distributions as of September 30, 2022, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the nine months ended September 30,
	2022	2021
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$6.34	$6.15
Net investment income, after taxes(2)	0.32	0.31
Net realized (loss) on investments(2)	(0.05)	(0.14)
Net change in unrealized appreciation (depreciation) on investments(2)	(1.19)	0.48
Benefit of (provision for) taxes on unrealized gain on investments(2)	0.03	—
Net increase (decrease) in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	(0.89)	0.65
Accretive effect of repurchase of common stock	—	—
Distributions to stockholders from net investment income	(0.31)	(0.30)
Total distributions	(0.31)	(0.30)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$5.14	$6.50

Per share market value at end of period	$2.86	$4.41
Total return(3)(5)	(30.13%)	29.40%
Shares outstanding at end of period	29,922	30,109
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$153,919	$195,830
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc.(4)(6)(7)	10.10%	9.82%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (6)(8)	7.57%	6.46%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	16.37%	17.79%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the nine months ended September 30, 2022 and 2021 the ratio components included 1.25% and 1.41% of net base management fee, 0.00% and 0.00% of net incentive fee, 6.64% and 6.03% of borrowing costs, 2.56% and 2.41% of other operating expenses, and 0.35% and (0.03)% of the impact of all taxes, respectively.

(5)	Not annualized
(6)	Annualized, except for taxes and the related impact of incentive fees.
(7)

Ratio of total expenses before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 11.64% and 10.44% for the nine months ended September 30, 2022 and 2021.

(8)

Ratio of net investment income before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 6.45% and 5.85% for the nine months ended September 30, 2022 and 2021.

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

The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company has retired all shares of common stock purchased in connection with the stock repurchase program and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Dollar amount repurchased (1)	$—	$—	$677	$—
Shares repurchased	—	—	154	—
Average price per share (including commission)	$—	$—	$4.41	$—
Weighted average discount to net asset value	0.00%	—	30.66%	—

(1)
Effective December 16, 2021, the Company adopted a stock trading plan which expired on March 8, 2022. Effective March 16, 2022, the Company adopted a stock trading plan with an expiration date of May 5, 2022. Both plans are in accordance with Rule 10b5-1 of the Exchange Act and all shares repurchased during the three and nine months ended September 30, 2022 were under the 10b5-1 plans.

12. Subsequent Events

From October 1, 2022 through November 7, 2022, the Company made new and follow-on investments, including revolver and delayed draw fundings, totaling $2,392 with a combined weighted average yield of 7.8%.

On November 4, 2022, the Company’s board of directors declared a dividend of $0.11 per share payable on December 30, 2022 to stockholders of record at the close of business on December 15, 2022.

On October 3, 2022, the Company entered into a definitive merger agreement (the "Merger Agreement") pursuant to which a wholly-owned subsidiary of Crescent Capital BDC, Inc. ("Crescent BDC") will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Crescent BDC, and the Company will subsequently merge with and into a second wholly-owned subsidiary of Crescent BDC, with the second wholly-owned subsidiary surviving the second merger (the "Transaction"). The boards of directors of both companies, the independent directors of the Company and the independent directors of Crescent BDC have unanimously approved the Transaction. The closing of the Transaction is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including approval of the Company’s stockholders.

Under the terms of the Merger Agreement, the Company stockholders are expected to receive a combination of (i) Crescent BDC shares valued at 100% of Crescent BDC's net asset value per share at the time of closing of the Transaction in an aggregate number equal to the Company's net asset value at closing, up to a maximum of 19.99% of outstanding Crescent BDC shares at the time of closing ("Share Issuance Cap"); (ii) cash from Crescent BDC for any amounts not paid in Crescent BDC shares due to the Share Issuance Cap; and (iii) an additional cash payment from Crescent Cap Advisors, LLC, the investment adviser to the Crescent BDC, of $35 million in aggregate, or approximately $1.17 per share of the Company's stock. The exchange ratio for the stock component of the merger consideration and the amount of cash from Crescent BDC pursuant to clauses (i) and (ii) in the foregoing sentence will be determined by the respective net asset values of Crescent BDC and the Company at the time of closing. In addition, Company stockholders may make an election to receive the portion of the merger consideration paid by Crescent BDC pursuant to such clauses (i) and (ii) in either Crescent BDC shares or in cash, subject to pro rata cut backs such that the aggregate amount of shared issued and cash paid by Crescent BDC are equal to the amounts described in such clauses (i) and (ii).

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of September 30, 2022

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2022
Control Investments
—42.43% of net asset value
Control Investments - Majority Owned
—42.43% of net asset value
First lien senior secured debt
—8.61% of net asset value
Southeast
—2.51% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3)(12) 11.5% (LIBOR+ 10.3% PIK) due 12/31/2022	15,461	$4,795	$—	$—	$(7,864)	$—	$3,865
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (3)(12) (LIBOR + 10.3% PIK) due 12/31/2022	14,225	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (3)(12) (LIBOR + 12% PIK) due 12/31/2022	3,481	—	—	—	—	—	—
Subtotal Southeast		$4,795	$—	$—	$(7,864)	$—	$3,865

Southwest
—6.10% of net asset value
OEM Group, LLC - Senior secured term loan 11.3% (LIBOR+7.5%) due 9/30/2025	9,385	$—	$—	$—	$—	$402	$9,385
Subtotal Southwest		$—	$—	$—	$—	$402	$9,385

Subtotal first lien senior secured debt		$4,795	$—	$—	$(7,864)	$402	$13,250

Second lien debt
—4.22% of net asset value
Southeast
—4.22% of net asset value

OEM Group, LLC - Second Lien revolver 10.0% PIK due 9/30/2025 (10)	53,719	$—	$—	$—	$(1,651)	$—	$6,500
Subtotal Southeast		$—	$—	$—	$(1,651)	$—	$6,500

Subtotal second lien debt		$—	$—	$—	$(1,651)	$—	$6,500

Equity Investments
—0.00% of net asset value

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of September 30, 2022

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2022
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc.(5)	2,956	$—	$—	$—	$—	$—	$—
Loadmaster Derrick & Equipment, Inc.(6)	12,131	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$—	$—	$—

Southwest
—0.00% of net asset value
OEM Group, LLC (6)	20,000	$—	$—	$—	$—	$—	$—
Subtotal Southwest		$—	$—	$—	$—	$—	$—

Subtotal equity investments		$—	$—	$—	$—	$—	$—

Investments in funds
—29.60% of net asset value
Northeast
—29.60% of net asset value
First Eagle Logan JV, LLC (4)(6)(7)		$—	$—	$—	$(14,447)	$4,080	$45,555
Subtotal investments in funds		$—	$—	$—	$(14,447)	$4,080	$45,555

Total Control Investments - Majority Owned		$4,795	$—	$—	$(23,962)	$4,482	$65,305

Total Control Investments		$4,795	$—	$—	$(23,962)	$4,482	$65,305

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, II LLC (4)(6)(8)		$—	$—	$—	$—	$23	$—
Subtotal Northeast		$—	$—	$—	$—	$23	$—

Subtotal investments in funds		$—	$—	$—	$—	$23	$—

Total Affiliate Investments		$—	$—	$—	$—	$23	$—

Total Control and Affiliate Investments—— 42.43% of net asset value		$4,795	$—	$—	$(23,962)	$4,505	$65,305

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of September 30, 2022

(dollar amounts in thousands)

(1)
The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of September 30, 2022. Unless otherwise noted, all investments are valued using significant unobservable inputs.
(2)
Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2022. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of September 30, 2022, the 30-day, 90-day and 180-day LIBOR rates were 1.79%, 2.29%, and 2.94%, respectively. As of December 31, 2021, the 30-day, 90-day and 180-day LIBOR rates were 0.10%, 0.21%, and 0.34%.
(3)
Loan was on non-accrual as of September 30, 2022.
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
(10)
Restructured loan for which income is not being recognized as of September 30, 2022.
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

As of September 30, 2022, we, together with our credit-focused affiliates, collectively had $21.3 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2022, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.6 billion in aggregate commitments into 182 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through September 30, 2022, we, along with our managed funds and separately managed account, have received $2.0 billion of gross proceeds from the realization of investments. The Company alone has received $1.7 billion of gross proceeds from the realization of its investments during this same time period. As of September 30, 2022, our managed funds, First Eagle Greenway Fund II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $221.5 million, or 118.4% of the committed capital, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2022, we had $363.2 million of portfolio investments (at fair value), which represents a $28.9 million, or 7.4% decrease from the $392.1 million (at fair value) as of December 31, 2021. The decrease in our total portfolio assets is primarily attributable to a decrease in portfolio valuations in our controlled portfolio companies, as well as a decrease in portfolio valuations of Matilda Jane, a non-controlled portfolio investment, discussed below. Our portfolio consisted of 73 investments, including Greenway II, as of September 30, 2022, compared to 76 portfolio investments, including Greenway II, as of December 31, 2021. As of September 30, 2022, we had $65.3 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $32.0 million, or 32.9%, decrease from $97.3 million (at fair value) as of December 31, 2021 in three portfolio companies. The decrease in controlled portfolio companies was the result of a decrease in the fair value of First Eagle Logan JV, LLC, or Logan JV, as well as the decrease in the fair value of our debt investments in Loadmaster Derrick and OEM Group. Our average controlling equity position at September 30, 2022 was approximately $31.3 million and $9.9 million at cost and fair value, respectively. Our investment in the Logan JV represented 12.5% and 18.6% of our portfolio investments at fair value as of September 30, 2022 and December 31, 2021, respectively. This decline is attributable to both the decrease in fair value, as well as a $12.8 million return of capital in July 2022. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$79.1	$45.5	$91.9	$72.8
Largest portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	13.1	2.6	12.0	10.7
Average portfolio company investment	6.2	5.0	5.9	5.2
Average portfolio company investment - excluding Logan JV, Greenway II, investments where we hold controlling equity position and investments where we hold equity only	4.9	4.7	4.4	4.4
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway II	72.7	26.8	68.9	36.9

At September 30, 2022 and at December 31, 2021, based upon fair value, 96.7% and 96.0%, respectively, of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR or SOFR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2022	December 31, 2021
First lien senior secured debt (1)(4)	9.2%	6.8%
Second lien debt (1)(4)	0.0%	1.9%
Debt and income-producing investments (1)(2)(4)	8.6%	6.4%
Logan JV (3)	6.3%	7.1%
All investments including Logan JV (1)(3)(4)	8.2%	6.5%

(1)
Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of September 30, 2022 and December 31, 2021.
(2)
Includes yields on controlled investments, but excludes the yield on the Logan JV.
(3)
As of September 30, 2022 and December 31, 2021, the dividends declared and earned of $5.8 million and $6.6 million for the twelve months ended September 30, 2022 and December 31, 2021, respectively, represented a yield to us of 6.3% and 7.1%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.
(4)
Excluding restructured loans for which income is not being recognized as of September 30, 2022, the weighted average yield would be 9.3% on first lien senior secured debt, 0.0% on second lien debt, 9.3% on debt and income-producing investments and 8.7% on all investments including Logan JV. As of September 30, 2022, the Company did not hold any non-restructured second lien debt. Excluding restructured loans for which income is not being recognized as of December 31, 2021, the weighted average would be 6.9% on first lien senior secured debt, 11.9% on second lien debt, 6.9% on debt and income-producing investments and 7.0% on all investments including Logan JV.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2022, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of September 30, 2022 and December 31, 2021. There can be no assurance that the weighted average yield will remain at its current level. As of September 30, 2022 and December 31, 2021, 0.4% and 0.8%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2022 and beyond. No assurance can be given that we will be successful in achieving this target.

As of September 30, 2022 and December 31, 2021, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $15.9 million and $17.3 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2022 and December 31, 2021, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately an exit of our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of September 30, 2022, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two are performing at or above our expectations and have an Investment Score of 2 and 3. The other unsponsored investment has an Investment Score of 5. As of December 31, 2021, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two were performing at or above our expectations and have an Investment Score of 2. The other unsponsored investment had an Investment Score of 5.

As of September 30, 2022, we have closed portfolio investments with 108 different sponsors since inception. As of December 31, 2021, we had closed portfolio investments with 105 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of September 30, 2022			As of December 31, 2021
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$327.8	$295.8	93.1%	$308.4	$294.1	92.1%
Unsponsored Investments (1)	46.9	21.9	6.9%	46.9	25.2	7.9%
Total	$374.7	$317.7	100.0%	$355.3	$319.3	100.0%

(1)
Excludes Greenway II and the Logan JV.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2022 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$335.0	73.9%	$306.8	84.4%
Investment in Logan JV	79.1	17.4%	45.6	12.5%
Second lien debt	22.8	5.0%	6.7	1.9%
Investments in funds	4.0	0.9%	2.8	0.8%
Equity investments	12.8	2.8%	1.3	0.4%
Total investments	$453.7	100.0%	$363.2	100.0%

(1)
All investments are categorized as Level 3 in the fair value hierarchy, except for 1) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of September 30, 2022 and 2) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

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

The following is a summary of the industry classification in which we invest as of September 30, 2022 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Healthcare & Pharmaceuticals	$82.2	$82.2	22.64%	53.40%
Investment Funds And Vehicles	83.1	48.4	13.32%	31.43%
Services: Business	29.8	30.0	8.25%	19.48%
Services: Consumer	29.8	29.1	8.02%	18.92%
High Tech Industries	24.9	24.9	6.86%	16.20%
Consumer Goods: Non-Durable	33.9	23.3	6.43%	15.17%
Capital Equipment	45.7	21.1	5.82%	13.73%
Finance	11.2	11.2	3.09%	7.30%
Banking	10.7	10.8	2.97%	7.00%
Insurance	9.6	9.6	2.58%	6.08%
Chemicals, Plastics, & Rubber	8.0	8.1	2.22%	5.24%
Telecommunications	8.1	7.8	2.16%	5.10%
Environmental Industries	7.5	7.5	2.07%	4.89%
Energy: Oil & Gas	27.2	7.5	2.07%	4.88%
Media: Broadcasting & Subscription	7.2	7.1	1.97%	4.64%
Retail	6.5	6.6	1.82%	4.30%
Construction & Building	6.5	6.5	1.80%	4.25%
Containers, Packaging, & Glass	5.4	5.4	1.47%	3.48%
Sovereign & Public Finance	5.0	5.1	1.40%	3.31%
Consumer Goods: Durable	4.5	4.5	1.24%	2.93%
Transportation: Cargo	3.0	3.1	0.84%	1.98%
Hotel, Gaming, & Leisure	2.9	2.9	0.81%	1.91%
Transportation: Consumer	1.0	0.5	0.15%	0.34%
Total Investments	$453.7	$363.2	100.00%	235.96%

The following is a summary of the industry classification in which we invest as of December 31, 2021 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment Funds And Vehicles	$96.9	$76.5	19.51%	40.09%
Healthcare & Pharmaceuticals	60.6	61.0	15.55%	31.96%
Consumer Goods: Non-Durable	36.2	34.9	8.90%	18.30%
High Tech Industries	31.9	30.9	7.87%	16.19%
Services: Consumer	28.2	27.8	7.10%	14.59%
Services: Business	24.6	24.8	6.32%	12.99%
Capital Equipment	45.7	22.8	5.82%	11.97%
Banking	15.0	15.1	3.86%	7.94%
Retail	12.8	12.8	3.25%	6.69%
Finance	12.2	12.3	3.15%	6.45%
Energy: Oil & Gas	22.5	10.8	2.76%	5.68%
Insurance	9.2	9.4	2.40%	4.93%
Environmental Industries	7.3	7.4	1.88%	3.87%
Chemicals, Plastics, & Rubber	7.1	7.1	1.82%	3.74%
Construction & Building	6.5	6.6	1.68%	3.46%
Telecommunications	6.2	6.2	1.57%	3.23%
Media: Broadcasting & Subscription	5.2	5.2	1.32%	2.72%
Containers, Packaging, & Glass	4.8	4.9	1.25%	2.58%
Sovereign & Public Finance	4.1	4.1	1.05%	2.17%
Automotive	3.9	4.0	1.01%	2.08%
Hotel, Gaming, & Leisure	3.0	3.0	0.78%	1.60%
Transportation: Cargo	2.3	2.4	0.61%	1.24%
Transportation: Consumer	1.0	2.1	0.54%	1.12%
Total Investments	$447.2	$392.1	100.00%	205.59%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2022 and 2021 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
New portfolio investments	$11.9	$33.4	$18.7	$99.4
Existing portfolio investments:
Follow-on investments (1)	6.0	4.2	31.4	8.9
Delayed draw and revolver investments (1)	6.4	4.1	19.2	8.4
Total existing portfolio investments	12.4	8.3	50.6	17.3
Total portfolio investment activity	$24.3	$41.7	$69.3	$116.7
Number of new portfolio investments	3	8	5	26
Number of follow-on investments	6	5	19	10
First lien senior secured debt	$24.2	$41.6	$69.1	$116.6
Equity investments	0.1	0	0.1	0.1
Total portfolio investments	$24.3	$41.7	$69.2	$116.7
Weighted average yield of new debt investments	7.7%	7.5%	9.6%	7.2%
Weighted average yield, including all new income-producing investments	7.7%	7.5%	9.6%	7.2%

(1)
Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three months ended September 30, 2022 and 2021, we had prepayments, amortization payments, and sales of our investments, including any prepayment premiums, totaling $22.8 million and $33.8 million, respectively. For the nine months ended September 30, 2022 and 2021, we had prepayments, amortization payments, and sales of our investments, including any prepayment premiums, totaling $62.3 million and $66.6 million, respectively. Please refer to “Results of Operations — Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the nine months ended September 30, 2022

•
Repayment of a first lien broadly syndicated loan in GC EOS Buyer, Inc. at par, which resulted in proceeds of $3.9 million;
•
Repayment of a second lien term loan in Merchants Capital Access, LLC at par, which resulted in proceeds of $4.3 million;
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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2022, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.0% (based on cash invested of $1.8 billion and total proceeds from these exited investments of $2.2 billion). 76.0% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of September 30, 2022 and December 31, 2021, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of September 30, 2022
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$110.0	$92.6	$20.8	$9.4
Perspecta Trident LLC	27.5	23.2	5.2	2.4
Total Investments	$137.5	$115.8	$26.0	$11.8

	As of December 31, 2021
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$110.0	$92.6	$8.0	$9.4
Perspecta Trident LLC	27.5	23.2	2.0	2.3
Total Investments	$137.5	$115.8	$10.0	$11.7

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

Logan JV had a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks, which was amended on January 9, 2021 to reduce commitments, extend the maturity date to July 12, 2025, and amend the pricing. On April 19, 2022, in connection with the closing of the CLO, Logan JV SPV terminated the Logan JV Credit Facility, and as of September 30, 2022 had no commitments subject to leverage and borrowing base restrictions. As of December 31, 2021, the Logan JV Credit Facility had $225.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2021, Logan JV had $147.0 million of outstanding borrowings under the credit facility.

As of September 30, 2022 and December 31, 2021, Logan JV, including its consolidated subsidiaries, had total investments at fair value of $282.9 million and $224.4 million, respectively. As of September 30, 2022 and December 31, 2021, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 131 and 95 different borrowers, respectively. As of September 30, 2022, there were no loans on non-accrual status. As of December 31, 2021, there was one loan on non-accrual status with an amortized cost and fair value of $1.7 million and $0.1 million, respectively. As of September 30, 2022 and December 31, 2021, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $5.0 million and $2.5 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	As of September 30, 2022	As of December 31, 2021
First lien secured debt, at par	$309,629	$231,727
Second lien debt, at par	3,282	2,282
Total debt investments, at par	$312,911	$234,009
Weighted average yield on first lien secured loans (1)	7.5%	5.5%
Weighted average yield on second lien loans (1)	10.9%	8.5%
Weighted average yield on all loans (1)	7.5%	5.5%
Number of borrowers in Logan JV	131	95
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$22,883	$22,801

(1)
Weighted average yield at their current cost.
(2)
At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2022 and December 31, 2021, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and nine months ended September 30, 2022, our share of distributions declared related to our Logan JV LLC equity interest was $2.1 million and $4.1 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and nine months ended September 30, 2021, our share of distributions declared related to our Logan JV LLC equity interest was $1.7 million and $4.9 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $2.1 million and $2.3 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $0.0 million and $0.1 million, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. As of September 30, 2022, the distributions declared and earned of $5.8 million for the twelve months ended September 30, 2022, represented a dividend yield to the Company of 6.3% based upon average capital invested. As of December 31, 2021, distributions declared and earned of $6.6 million for the twelve months ended December 31, 2021, represented a dividend yield to the Company of 7.1% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

Type of Investment/ Portfolio company (16)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	7.92% (SOFR +4.25%)	11/22/2019	11/26/2026	1,463	$1,454	$1,411
Total Australia						$1,454	$1,411

Canada
Avison Young Canada Inc.	Services: Business	8.9% (LIBOR +5.75%)	03/07/2019	01/31/2026	3,854	$3,815	$3,603
Avison Young Canada Inc.	Services: Business	7% (LIBOR +7%)	08/19/2022	01/31/2026	954	898	916
Bausch Health Companies	Healthcare & Pharmaceuticals	8.1% (SOFR +5.25%)	03/16/2022	02/01/2027	1,975	1,941	1,526
PNI Canada Acquireco Corp	High Tech Industries	8.17% (SOFR +4.5%)	10/31/2018	10/31/2025	837	835	816
WildBrain Ltd.	Media: Diversified & Production	4.25% (LIBOR +4.25%)	03/19/2021	03/24/2028	1,970	1,939	1,817
Total Canada						$9,428	$8,678

Germany
VAC Germany Holding GmbH	Metals & Mining	7.67% (LIBOR +4%)	02/26/2018	03/08/2025	2,865	$2,860	$2,657
Total Germany						$2,860	$2,657

Luxembourg
Travelport Finance	Services: Consumer	5.17% (LIBOR +1.5%)	09/22/2020	02/28/2025	2,307	$2,210	$2,287
Travelport Finance	Services: Consumer	8.67% (LIBOR +5%)	04/18/2022	05/29/2026	1,753	1,735	1,247
Total Luxembourg						$3,945	$3,534

Netherlands
Pegasus BidCo BV (15)	Beverage, Food & Tobacco	6.98% (SOFR +6.51%)	05/05/2022	07/12/2029	4,000	$3,961	$3,833
Total Netherlands						$3,961	$3,833

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.33% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,919	$4,794
Total United Kingdom						$4,919	$4,794

United States of America
888 Acquisitions Limited	Hotel, Gaming & Leisure	8.53% (SOFR +5.25%)	07/08/2022	06/30/2028	1,000	$846	$865
A Place for Mom Inc	Media: Advertising, Printing & Publishing	7.62% (LIBOR +4.5%)	07/28/2017	02/10/2026	3,248	3,242	2,972
Abe Investment Holdings, Inc.	Media: Diversified & Production	7.63% (LIBOR +4.5%)	04/07/2022	02/19/2026	1,659	1,659	1,651
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	7.62% (LIBOR +4.5%)	02/05/2021	07/31/2026	3,126	3,132	2,983
AG Parent Holdings LLC	High Tech Industries	8.12% (LIBOR +5%)	07/30/2019	07/31/2026	4,086	4,061	3,961
AgroFresh Inc.	Chemicals, Plastics & Rubber	9.37% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,229	1,228	1,209
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	7.37% (LIBOR +4.25%)	07/09/2018	07/12/2025	3,840	3,832	3,504
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.62% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,655	1,644	1,579
Allen Media, LLC	Media: Broadcasting & Subscription	9.2% (SOFR +5.5%)	07/29/2021	02/10/2027	3,418	3,400	2,970
Alpine US Bidco LLC	Beverage, Food & Tobacco	5.25% (LIBOR +5.25%)	04/28/2021	05/03/2028	1,500	1,476	1,425
Alvogen Pharma US, Inc.	Healthcare & Pharmaceuticals	11.2% (SOFR +7.5%)	09/02/2021	06/30/2025	3,029	2,922	2,650
AMCP Clean Acquisition Co LLC	Wholesale	7.37% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,317	2,312	1,879
AMCP Clean Acquisition Co LLC	Wholesale	7.37% (LIBOR +4.25%)	07/10/2018	06/15/2025	561	560	455
American Achievement Corporation (3) (14)	Retail	6.25% (LIBOR +6.25%)	02/11/2021	09/30/2026	1,470	-	-
American Public Education	Services: Consumer	8.62% (LIBOR +5.5%)	03/29/2021	09/01/2027	950	934	903
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	9.12% (LIBOR +6%)	05/24/2021	11/19/2027	3,176	3,129	3,028

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	8.92% (LIBOR +5.25%)	10/12/2020	10/16/2025	3,257	3,204	3,176
Ansira Holdings, Inc.	Media: Diversified & Production	10.25% (LIBOR +6.5%)	04/17/2018	12/20/2024	713	697	434
Ansira Holdings, Inc.	Media: Diversified & Production	9.31% (LIBOR +6.5%)	12/20/2016	12/20/2024	2,099	2,094	1,277
Anthology / Blackboard	High Tech Industries	5.75% (LIBOR +5.25%)	10/22/2021	10/25/2028	1,781	1,719	1,523
Apex Analytix, Inc. (4) (14) (15)	Services: Business	6.5% (LIBOR +5.75%)	06/15/2022	06/15/2028	317	(6)	(6)
Apex Analytix, Inc. (4) (14) (15)	Services: Business	0% (SOFR +5.75%)	06/15/2022	07/22/2029	2,807	2,751	2,751
Archer Systems, LLC (5)	Services: Business	9.65% (SOFR +6.5%)	08/15/2022	08/11/2027	286	29	29
Archer Systems, LLC (5)	Services: Business	10.2% (SOFR +6.5%)	08/15/2022	08/11/2027	2,714	2,681	2,680
Arcline FM Holding, LLC	Aerospace & Defense	7% (SOFR +4.75%)	09/02/2021	06/23/2028	1,980	1,972	1,846
Axiom Global Inc.	Services: Business	7.51% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,969	2,946	2,869
BCP Qualtek Merger Sub LLC	Telecommunications	9.06% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,600	3,571	2,736
Belfor Holdings Inc.	Services: Business	7.28% (LIBOR +4.25%)	03/15/2022	04/06/2026	4,489	4,365	4,421
Brookfield WEC Holdings Inc	Construction & Building	6.87% (LIBOR +3.75%)	05/23/2022	08/01/2025	1,000	964	978
Canister International Group Inc	Forest Products & Paper	7.87% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,950	1,938	1,921
Cano Health, LLC	Healthcare & Pharmaceuticals	7.13% (LIBOR +4%)	06/24/2021	11/23/2027	1,970	1,966	1,916
CCI Buyer, Inc. (15)	Services: Business	7.55% (SOFR +4%)	02/24/2022	12/17/2027	3,975	3,906	3,757
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.25% (SOFR +6.25%)	07/07/2015	10/05/2023	4,451	4,447	4,139
Cloudera, Inc.	High Tech Industries	5.25% (LIBOR +3.75%)	08/10/2021	10/08/2028	2,985	2,959	2,634
CMI Marketing, Inc	Media: Advertising, Printing & Publishing	4.75% (SOFR +4.25%)	03/19/2021	03/23/2028	1,975	1,986	1,817
Confluence Technologies, Inc.	High Tech Industries	6.56% (LIBOR +3.75%)	07/22/2021	07/31/2028	2,978	2,965	2,844
Dermatology Intermediate Holdings III, Inc (6)	Healthcare & Pharmaceuticals	7.28% (SOFR +4.25%)	03/23/2022	04/02/2029	551	227	209
Dermatology Intermediate Holdings III, Inc (6)	Healthcare & Pharmaceuticals	5.75% (SOFR +4.25%)	03/23/2022	04/02/2029	2,941	2,877	2,809
Drilling Info Inc.	High Tech Industries	7.37% (SOFR +4.25%)	07/27/2018	07/30/2025	4,319	4,311	4,179
Eisner Advisory Group LLC	Banking, Finance, Insurance & Real Estate	8.4% (LIBOR +5.25%)	08/16/2021	08/13/2028	1,980	1,964	1,891
Eliassen Group, LLC (7)	Services: Business	7.25% (LIBOR +5.75%)	03/31/2022	04/14/2028	370	55	50
Eliassen Group, LLC (7)	Services: Business	7.25% (LIBOR +5.75%)	03/31/2022	04/14/2028	1,630	1,614	1,605
Empower Payments Acquisition	Services: Business	4% (SOFR +4%)	10/05/2018	10/10/2025	3,850	3,846	3,722
Epic Staffing Group (8) (14)	Healthcare & Pharmaceuticals	0.5% (SOFR +6%)	06/27/2022	06/28/2029	523	(31)	(24)
Epic Staffing Group (8) (14)	Healthcare & Pharmaceuticals	9.03% (LIBOR +6%)	06/27/2022	06/28/2029	2,471	2,325	2,359
EyeSouth	Healthcare & Pharmaceuticals	7.56% (SOFR +4.5%)	03/15/2021	03/21/2028	295	295	295
EyeSouth	Healthcare & Pharmaceuticals	7.62% (SOFR +4.5%)	03/15/2021	03/12/2028	1,683	1,680	1,679
FloWorks International LLC	Metals & Mining	8.48% (SOFR +5.75%)	02/18/2022	12/27/2028	2,494	2,471	2,319
Foley Products Co LLC	Construction & Building	8.45% (LIBOR +4.75%)	02/11/2022	12/29/2028	2,985	2,958	2,850
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	8.17% (SOFR +4.5%)	07/02/2021	07/03/2028	702	691	664
Gastro Health Holdco, LLC	Healthcare & Pharmaceuticals	8.17% (SOFR +4.5%)	07/02/2021	07/03/2028	2,109	2,075	1,993
Global Medical Response, Inc.	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/16/2022	10/02/2025	1,990	1,941	1,735
Golden West Packaging Group LLC	Containers, Packaging & Glass	8.37% (LIBOR +5.25%)	11/29/2021	12/01/2027	1,975	1,958	1,913
Greenway Health, LLC	Healthcare & Pharmaceuticals	6.87% (SOFR +3.75%)	04/29/2022	02/16/2024	1,990	1,885	1,772
HDT Holdco, Inc.	Aerospace & Defense	9.42% (SOFR +5.75%)	06/30/2021	07/08/2027	3,750	3,672	3,500
HEXION INC	Chemicals, Plastics & Rubber	7.41% (SOFR +4.5%)	03/02/2022	03/01/2029	1,995	1,949	1,712
Highline Aftermarket Acquisition, LLC	Retail	7.62% (LIBOR +4.5%)	03/21/2022	11/09/2027	945	896	848
Hoffman Southwest Corporation	Environmental Industries	5.5% (LIBOR +5.5%)	05/16/2019	08/14/2023	1,307	1,304	1,261
Hornblower Sub LLC	Hotel, Gaming & Leisure	7.38% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,757	1,571	1,246
Imprivata Inc	High Tech Industries	7.28% (LIBOR +4.25%)	03/16/2022	12/01/2027	1,995	1,939	1,935
International Textile Group Inc	Consumer goods: Durable	5% (LIBOR +5%)	04/20/2018	05/01/2024	894	893	697
Iris Holding, Inc.	Forest Products & Paper	7.89% (LIBOR +4.75%)	06/15/2022	06/28/2028	1,250	1,154	1,153
Isagenix International LLC	Services: Consumer	11.35% (LIBOR +7.75%)	04/26/2018	06/14/2025	1,563	1,557	676
Jack Ohio Finance	Hotel, Gaming & Leisure	7.87% (SOFR +4.75%)	04/27/2022	10/04/2028	2,985	2,944	2,917
LaserShip, Inc.	Transportation: Cargo	7.38% (LIBOR +4.5%)	10/20/2021	04/30/2028	990	986	843
Lereta, LLC	High Tech Industries	8.37% (LIBOR +5.25%)	07/27/2021	07/27/2028	1,980	1,963	1,693
Lids Holdings, Inc	Retail	8.99% (LIBOR +5.5%)	12/03/2021	12/14/2026	906	891	852
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6% (SOFR +6%)	06/19/2018	10/01/2024	3,487	3,440	2,837

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

Liquid Tech Solutions Holdings, LLC	Transportation: Cargo	8.92% (LIBOR +4.75%)	03/18/2021	03/11/2028	2,578	2,568	2,488
LRS Holdings LLC	Environmental Industries	7.37% (SOFR +4.25%)	08/13/2021	08/31/2028	2,481	2,471	2,357
MAG DS Corp.	Aerospace & Defense	9.17% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,161	1,120	1,068
Mavis Tire Express Services Topco Corp.	Automotive	7.25% (LIBOR +4%)	04/13/2022	05/04/2028	1,990	1,976	1,873
McAfee Enterprise	High Tech Industries	7.87% (LIBOR +4.75%)	05/03/2021	07/27/2028	2,976	2,951	2,696
Miller's Ale House Inc	Hotel, Gaming & Leisure	10% (LIBOR +4.75%)	05/24/2018	05/30/2025	2,298	2,294	2,231
MRI SOFTWARE LLC	Construction & Building	9.17% (SOFR +5.5%)	01/31/2020	02/10/2026	1,463	1,460	1,422
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	8.23% (LIBOR +5.5%)	10/02/2020	09/28/2024	3,807	3,769	3,807
NAPA Management Services Corp	Healthcare & Pharmaceuticals	8.43% (LIBOR +5.25%)	02/18/2022	02/23/2029	3,980	3,880	3,592
New Constellis Borrower LLC	Aerospace & Defense	7.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	318	276
New Insight Holdings Inc	Services: Business	8.84% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,905	1,875	1,730
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	8.17% (SOFR +4.5%)	02/13/2018	06/30/2024	628	183	169
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,711	3,701	3,618
Northern Star Holdings Inc.	Utilities: Electric	7.87% (SOFR +4.75%)	03/28/2018	03/28/2025	4,059	4,051	3,937
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	12/01/2021	12/01/2027	2,780	2,744	2,753
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.81% (SOFR +4%)	10/06/2017	10/12/2024	1,903	1,900	1,845
Omni Intermediate Holdings, LLC (10) (14)	Transportation: Cargo	1% (SOFR +5%)	11/24/2021	12/30/2026	112	-	(2)
Omni Intermediate Holdings, LLC (10) (14)	Transportation: Cargo	8.69% (SOFR +5%)	11/24/2021	12/30/2026	1,870	1,856	1,842
Options Technology (11) (14)	Services: Business	1% (LIBOR +4.75%)	10/29/2021	12/26/2025	606	(3)	(21)
Options Technology (11) (14)	Services: Business	7.63% (SOFR +4.75%)	10/29/2021	12/27/2025	2,434	2,410	2,349
Orion Business Innovations	High Tech Industries	7.38% (LIBOR +4.5%)	10/18/2018	10/21/2024	545	543	496
Orion Business Innovations	High Tech Industries	7.38% (LIBOR +4.5%)	03/04/2019	10/21/2024	804	801	732
Orion Business Innovations	High Tech Industries	7.38% (LIBOR +4.5%)	10/18/2018	10/21/2024	1,863	1,856	1,695
Osmosis Buyer Limited	Services: Consumer	4% (LIBOR +3.75%)	03/21/2022	07/31/2028	1,995	1,967	1,858
Output Services Group Inc	Services: Business	9.85% (LIBOR +6.75%)	03/26/2018	06/29/2026	4,321	4,315	3,068
OVG Business Services, LLC	Services: Business	9.34% (LIBOR +6.25%)	10/15/2021	11/20/2028	4,482	4,353	4,191
Patriot Rail Co LLC	Transportation: Cargo	7.67% (LIBOR +4%)	10/15/2019	10/19/2026	3,412	3,433	3,318
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	8.07% (LIBOR +5%)	10/04/2018	09/28/2025	2,880	2,867	2,347
Polyconcept Holding B.V.	Consumer goods: Non-Durable	8.53% (SOFR +5.5%)	05/12/2022	05/18/2029	2,000	1,962	1,906
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	05/14/2021	12/02/2025	1,975	1,947	1,955
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	415	411	410
Portfolio Holding, Inc.	Banking, Finance, Insurance & Real Estate	8.88% (LIBOR +6%)	11/15/2021	12/02/2025	620	611	614
Portillo's Holdings, LLC	Beverage, Food & Tobacco	8.62% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,940	1,932	1,930
Precisely	High Tech Industries	6.78% (LIBOR +4%)	03/16/2022	04/24/2028	2,972	2,948	2,626
Premier Dental Services, Inc	Healthcare & Pharmaceuticals	7.31% (SOFR +4.5%)	08/11/2021	08/18/2028	184	183	166
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	7.62% (SOFR +4.5%)	08/11/2021	08/18/2028	1,801	1,794	1,628
Prince International Corporation	Chemicals, Plastics & Rubber	6.98% (LIBOR +4.25%)	05/27/2022	04/21/2029	1,000	904	812
Project Castle, Inc.	Capital Equipment	6% (LIBOR +5.5%)	06/09/2022	06/01/2029	1,398	1,256	1,191
Pure Fishing Inc	Consumer goods: Non-Durable	7.62% (SOFR +4.5%)	12/20/2018	12/22/2025	1,158	1,137	960
Quest Software	High Tech Industries	6.98% (LIBOR +4.25%)	03/21/2022	02/01/2029	2,000	1,972	1,490
Quidditch Acquisition Inc	Beverage, Food & Tobacco	7% (SOFR +7%)	03/16/2018	03/21/2025	975	968	970
Reedy Industries Inc. (12) (14)	Services: Consumer	5.25% (SOFR +4.5%)	08/24/2021	08/31/2028	268	(1)	(17)
Reedy Industries Inc. (12) (14)	Services: Consumer	7.57% (LIBOR +4.5%)	08/24/2021	08/31/2028	1,719	1,713	1,608
Restaurant Technologies, Inc.	Services: Business	7.8% (LIBOR +4.25%)	03/17/2022	04/02/2029	1,990	1,944	1,941
RLG Holdings, LLC (15)	Containers, Packaging & Glass	0% (LIBOR +5%)	09/20/2022	07/20/2028	1,000	940	945
Rocket Software, Inc.	High Tech Industries	7.37% (LIBOR +4.25%)	03/16/2022	11/28/2025	1,985	1,957	1,903
R-Pac International Corp (13) (14)	Containers, Packaging & Glass	0.5% (LIBOR +6%)	11/23/2021	12/29/2027	373	(7)	(7)
R-Pac International Corp (13) (14)	Containers, Packaging & Glass	9.67% (LIBOR +6%)	11/23/2021	12/29/2027	2,985	2,933	2,925
RSA Security LLC	High Tech Industries	7.53% (LIBOR +4.75%)	04/16/2021	04/27/2028	1,980	1,969	1,479
RXB Holdings, Inc.	Services: Business	7.66% (SOFR +4.5%)	07/28/2021	12/20/2027	1,975	1,971	1,876
Sinclair Television Group, Inc.	Media: Broadcasting & Subscription	6.88% (SOFR +3.75%)	04/13/2022	04/13/2029	2,993	2,908	2,838
Skillsoft Corp.	High Tech Industries	7.96% (LIBOR +5.25%)	03/25/2022	07/14/2028	1,896	1,866	1,628

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

Smyrna Ready Mix Concrete LLC	Hotel, Gaming & Leisure	7.38% (SOFR +4.25%)	03/24/2022	03/23/2029	1,995	1,939	1,910
Solenis International LP	Chemicals, Plastics & Rubber	8.15% (LIBOR +4.5%)	03/31/2022	11/09/2028	1,990	1,953	1,846
Solera Holdings Inc	High Tech Industries	7.67% (LIBOR +4%)	03/16/2022	06/02/2028	1,985	1,958	1,837
SPX FLOW INC	Capital Equipment	7.63% (LIBOR +4.5%)	03/18/2022	03/18/2029	2,000	1,934	1,858
Stats, LLC	Hotel, Gaming & Leisure	5.25% (SOFR +5.25%)	03/30/2022	07/10/2026	3,477	3,456	3,289
Teneo Holdings LLC	Services: Business	8.38% (SOFR +5.25%)	07/15/2019	07/11/2025	4,461	4,400	4,229
TIBCO Software (15)	High Tech Industries	0% (LIBOR +4.5%)	09/20/2022	03/20/2029	588	535	529
TouchTunes	Media: Diversified & Production	8.98% (LIBOR +5%)	04/22/2022	04/02/2029	3,000	2,972	2,890
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	8.06% (LIBOR +4.25%)	07/22/2021	11/20/2026	3,848	3,838	3,582
Veracode	High Tech Industries	7.39% (LIBOR +4.75%)	04/20/2022	05/02/2029	2,000	1,990	1,893
VeriFone Systems, Inc.	Services: Business	7% (SOFR +4%)	03/16/2022	08/20/2025	1,990	1,934	1,794
W3 Topco LLC	Energy: Oil & Gas	9.27% (SOFR +6%)	08/13/2019	08/16/2025	594	574	573
Women's Care Holdings Inc	Services: Consumer	7.87% (SOFR +4.5%)	05/20/2022	01/15/2028	1,492	1,446	1,400
Yak Access LLC	Energy: Oil & Gas	8.07% (SOFR +5%)	06/29/2018	07/11/2025	2,475	2,445	1,504
Zayo Group Holdings, Inc.	Telecommunications	7.28% (LIBOR +4.25%)	04/29/2022	03/09/2027	1,990	1,943	1,740
Zenith American Holding, Inc.	Services: Business	8.92% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,447	2,444	2,441
Zenith American Holding, Inc.	Services: Business	8.38% (SOFR +5.25%)	03/11/2019	12/13/2024	120	120	120
Total United States of America						$273,590	$254,913

Total Senior Secured First Lien Term Loans						$300,157	$279,820

Second Lien Term Loans
United States of America
ASP MSG Acquisition Co Inc	Beverage, Food & Tobacco	11.17% (LIBOR +7.5%)	06/23/2021	02/16/2026	2,000	$1,978	$2,010
New Constellis Borrower LLC	Aerospace & Defense	11% (LIBOR +11%)	03/27/2020	03/27/2025	282	136	142
SonicWALL Inc	High Tech Industries	10.48% (LIBOR +7.5%)	04/13/2022	05/18/2026	1,000	984	938
Total United States of America						$3,098	$3,090

Total Second Lien Term Loans						$3,098	$3,090

Total Investments						$303,255	$282,910

Cash equivalents
Dreyfus Government Cash Management Fund						16,390	16,390
Total Cash equivalents						$16,390	$16,390

(1)
Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)
Represents fair value in accordance with ASC Topic 820.
(3)
Represents a revolver commitment of $1,470, which was unfunded as of September 30, 2022. Issuer pays 0.75% unfunded commitment fee on revolver term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of September 30, 2022

(dollar amounts in thousands)

(4)
Represents a revolver commitment of $317, which was unfunded as of September 30, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)
Represents a revolver commitment of $286, of which $253 was unfunded as of September 30, 2022. Unfunded amounts of a revolver position have a rate other than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)
Represents a delayed draw commitment of $551, of which $318 was unfunded as of September 30, 2022. Unfunded amounts of a delayed draw position have a rate other than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)
Represents a delayed draw commitment of $370, of which $315 was unfunded as of September 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)
Represents a delayed draw commitment of $523, which was unfunded as of September 30, 2022.
(9)
Represents a delayed draw commitment of $628, of which $444 was unfunded as of September 30, 2022. Unfunded amounts of a delayed draw position have a rate other than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)
Represents a delayed draw commitment of $112, which was unfunded as of September 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)
Represents a delayed draw commitment of $606, which was unfunded as of September 30, 2022. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)
Represents a delayed draw commitment of $268, which was unfunded as of September 30, 2022. Issuer pays 4.5% unfunded commitment fee on delayed draw term.
(13)
Represents a delayed draw commitment of $373 which was unfunded as of September 30, 2022. Issuer pays 0.5% unfunded commitment fee on delayed draw term.
(14)
Unfunded amount will start to accrue interest when the position is funded. LIBOR rate as of September 30, 2022 or LIBOR floor is shown to reflect possible projected interest rate.
(15)
Unsettled trade will start to accrue interest when the position is settled. SOFR rate as of September 30, 2022 or SOFR floor is shown to reflect possible projected interest rate.
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
(15)
Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2021 or LIBOR floor is shown to reflect possible projected interest rate
(16)
All investments are pledged as collateral for loans payable unless otherwise noted.
(17)
Loan was on non-accrual as of December 31, 2021.

Below is certain summarized financial information for Logan JV as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

Selected Balance Sheet Information

	As of September 30, 2022	As of December 31, 2021
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $303,255 and $228,559, respectively)	$282,910	$224,449
Cash	16,390	15,720
Other assets	9,153	834
Total assets	$308,453	$241,003
Liabilities:
CLO asset-backed debt, net	$240,478	$-
Loans payable, net	-	145,782
Payable for investments purchased	6,168	-
Distribution payable	2,600	2,900
Other liabilities	2,264	1,317
Total liabilities	$251,510	$149,999
Members' capital	$56,943	$91,004
Total liabilities and members' capital	$308,453	$241,003

Selected Statement of Operations Information

	For the three months ended September 30 2022	For the three months ended September 30 2021	For the nine months ended September 30 2022	For the nine months ended September 30 2021
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$5,983	$3,452	$13,719	$10,604
Fee income	83	74	131	90
Total revenues	6,066	3,526	13,850	10,694
Credit facility expenses, amd interest on asset-backed debt and credit facility (1)	$2,623	$1,462	$8,253	$4,409
Other fees and expenses	191	103	406	292
Total expenses	2,814	1,565	8,659	4,701
Net investment income	3,252	1,961	5,191	5,993
Net realized gain (loss)	(351)	67	(1,916)	254
Net change in unrealized (depreciation) appreciation on investments	(3,148)	(327)	(16,236)	6,146
Net increase in members' capital from operations	$(247)	$1,701	$(12,961)	$12,393

(1)
As of September 30, 2022, Logan JV had $242,500 of outstanding debt under its CLO asset-backed debt with an effective interest rate of 5.37% per annum. As of December 31, 2021, Logan JV had $147,041 of outstanding debt under its credit facility with an effective interest rate of 2.88% per annum.

OEM Group LLC

In December 2020, OEM completed the sale of all of its principal business operations via two transactions. On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC. Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM. OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales. OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt. These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. During the nine months ended September 30, 2022 and 2021, the Company made an incremental $0.0 million and $0.9 million, respectively, investment in the first lien loan continue to cover near-term operating costs of OEM.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020. There was no cash consideration exchanged in connection with the transaction.

As of September 30, 2022 and December 31, 2021, the Company holds all outstanding debt and equity of OEM. The fair value of the Company’s investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.21 and 2.11 at September 30, 2022 and December 31, 2021, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022				December 31, 2021
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$40.3	8.8%	$40.7	11.2%	$31.1	7.0%	$30.3	7.7%
2(b)	293.4	64.7%	258.5	71.2%	330.8	74.0%	314.2	80.1%
3(c)	34.8	7.7%	34.2	9.4%	19.5	4.4%	17.6	4.5%
4(d)	9.6	2.1%	7.4	2.0%	5.1	1.1%	3.9	1.0%
5(e)	75.6	16.7%	22.4	6.2%	60.7	13.5%	26.1	6.7%
Total	$453.7	100.0%	$363.2	100.0%	$447.2	100.0%	$392.1	100.0%

(a)
As of September 30, 2022 and December 31, 2021, Investment Score “1”, based upon fair value, included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.
(b)
As of September 30, 2022 and December 31, 2021, Investment Score “2”, based upon fair value, included $1.2 million and $13.3 million, respectively, of loans to companies in which we also hold equity securities.
(c)
As of September 30, 2022 and December 31, 2021, Investment Score “3”, based upon fair value, included $7.5 million and $14.2 million, respectively, of loans to companies in which we also hold equity securities.
(d)
As of September 30, 2022 and December 31, 2021, Investment Score “4”, based upon fair value, included $9.3 million and $3.9 million to companies in which we also hold equity securities.
(e)
As of September 30, 2022 and December 31, 2021, Investment Score “5”, based upon fair value, included $14.2 million and $24.5 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022, we had loans on non-accrual status with an amortized cost basis of $34.2 million and fair value of $6.7 million. As of December 31, 2021, we had loans on non-accrual status with an amortized cost basis of $19.7 million and fair value of $9.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2022 and December 31, 2021. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

In certain instances, we may enter into an agreement to restructure a loan, where we determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, we do not recognize interest income on these balances. As of September 30, 2022, we have two loans with an amortized cost basis of $27.2 million and fair value of $10.1 million, which meet the above criteria. As of December 31, 2021, we have two loans with an amortized cost basis of $27.2 million and fair value of $12.1 million, which meet the above criteria. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2022 and December 31, 2021.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest income on debt securities
Cash interest	$6.2	$5.6	$16.6	$15.5
PIK interest	0.1	0.1	0.2	0.4
Prepayment premiums	—	0.2	0.6	0.5
Net accretion of discounts and other fees	0.2	0.4	1.0	1.1
Total interest on debt securities	6.5	6.3	18.4	17.5
Dividend income (1)	2.1	1.7	4.1	4.9
Fees related to non-controlled, affiliated investments	—	—	—	0.1
Other income	0.3	0.4	0.7	0.8
Total investment income	$8.9	$8.4	$23.2	$23.3

(1)
Includes dividend income from common equity interests in Logan JV.

The increase in investment income between the three month periods was primarily due to an increase in the dividend income from Logan JV resulting from the enhanced earnings of Logan JV's investment in LJV MM CLO and an increase in interest income due to portfolio expansion and rising benchmark rates. The increase was partially offset by a decrease in prepayment premiums accelerated amortization.

Investment income between the nine month periods was flat, with increased interest income driven by portfolio expansion and rising benchmark rates largely offset by a decrease in dividend income from Logan JV due to certain write offs and termination costs associated with the termination of Logan JV’s credit facility. during the period

The following shows a roll-forward of PIK income activity for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Accumulated PIK balance, beginning of period	$1.2	$1.4	$1.3	$1.1
PIK income capitalized/receivable	0.1	0.1	0.2	0.4
PIK received in cash from repayments	—	—	(0.2)	—
Accumulated PIK balance, end of period	$1.3	$1.5	$1.3	$1.5

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2022 and 2021.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2022 and 2021 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Expenses
Interest and fees on borrowings (1)	$3.1	$2.9	$8.5	$8.6
Base management fees	1.0	1.0	3.0	2.9
Other expenses	0.7	0.9	2.6	2.8
Administrator expenses	0.2	0.2	0.7	0.7
Total expenses	5.0	5.0	14.8	15.0
Management fee waiver	—	—	(1.4)	(0.9)
Total expenses, net of fee waivers	5.0	5.0	13.4	14.1
Income tax provision, excise and other taxes (2)	—	—	0.1	0.1
Total expenses after taxes	$5.0	$5.0	$13.5	$14.2

(1)
Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(2)
Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

Expenses between the three month periods was flat, with an increase in interest and fees on borrowings due to rising benchmark rates being offset by a small decrease in other expenses for the period.

The decrease in expenses between the nine month periods was due primarily to a higher waiver of the management fee during the current period compared to a partial waiver in the prior period, as well as a reduction in other expenses.

We expect certain of our operating expenses, including professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $3.9 million, or $0.13 per common share based on a weighted average of 29,922,028 common shares outstanding for the three months ended September 30, 2022, as compared to $3.3 million, or $0.11 per common share based on a weighted average of 30,109,384 common shares outstanding for the three months ended September 30, 2021.

Net investment income was $9.7 million, or $0.32 per common share based on a weighted average of 29,954,445 common shares outstanding for the nine months ended September 30, 2022, as compared to $9.2 million, or $0.31 per common share based on a weighted average of 30,109,384 common shares outstanding for the nine months ended September 30, 2021.

The increase in net investment income between the three month periods is primarily attributable to an increase in the dividend income from Logan JV resulting from the enhanced earnings of Logan JV's investment in LJV MM CLO and an increase in interest income due to portfolio expansion and rising benchmark rates. The increase was partially offset by a decrease in prepayment premiums accelerated amortization.

The increase in net investment income between the nine month periods is primarily attributable to a higher waiver of the management fee during the current period.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2022 and 2021 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Alex Toys, LLC (1)	$—	$—	$—	$(1.9)
Aurotech, LLC(2)	—	—	(1.8)	—
Charming Charlie LLC	—	(0.1)	—	(0.1)
Copperweld Bimetallics, LLC	—	0.1	—	0.1
Other (3)	0.2	0.1	0.2	(1.6)
Loss on extinguishment of debt (4)	—	—	—	(0.5)
Net realized loss	$0.2	$0.1	$(1.6)	$(4.0)

(1)	On March 31, 2021, we wrote off our investment in Alex Toys, LLC. The realized loss of $1.9 million was offset by a corresponding change in unrealized appreciation in the same amount.
(2)

On April 5, 2022, Aurotech, LLC entered into a purchase agreement to sell its common shares to a third party buyer. The proceeds of the sale (which includes cash and amounts placed in escrow) were used to pay off and terminate our outstanding credit agreement. We realized a loss of $1.8 million as a result of this transaction.

(3)

During the three and nine months ended September 30, 2022 and 2021, we incurred realizations reflecting the collectability of the remaining escrow and other receivables balance, and distributions from investments in funds.

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

The following shows the breakdown in the changes in unrealized (depreciation) appreciation of investments for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross unrealized appreciation on investments	$0.8	$2.4	$0.7	$15.7
Gross unrealized depreciation on investments	(6.4)	(3.4)	(37.5)	(1.1)
Reversal of prior period net unrealized depreciation upon a realization	—	(0.2)	1.3	-
Total	$(5.6)	$(1.2)	$(35.5)	$14.6

During the three and nine months ended September 30, 2022, our largest decreases in value for the investments still held as of the reporting date were related to a market driven decrease of Logan JV, OEM, and Loadmaster Derrick, investments where we hold controlling interests, as well as Wheels Up, Matilida Jane, and smarTours.

During the three and nine months ended September 30, 2021, our largest increases in value for the investments still held as of the reporting date were related to a market driven increase of Logan JV (an investment where we hold a non-controlling interest), Matilda Jane Holdings, Inc., and Wheels Up Partners, LLC.

Benefit of (Provision for) for Taxes on Unrealized Gains/Losses on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2022 and 2021, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.0 million and $(0.5) million for consolidated subsidiaries, respectively. As of September 30, 2022 and December 31, 2021, $1.2 million and $1.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in benefit for tax on unrealized gains/losses on investments relates primarily to changes to the unrealized appreciation/depreciation of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net (Decrease) Increase in Net Assets Resulting from Operations

Net (decrease) increase in net assets resulting from operations totaled $(1.5) million, or $(0.04) per common share based on a weighted average of 29,922,028 common shares for the three months ended September 30, 2022, as compared to $2.7 million, or $0.09 per common share based on a weighted average of 30,109,384 common shares for the three months ended September 30, 2021.

Net (decrease) increase in net assets resulting from operations totaled $(26.8) million, or $(0.89) per common share based on a weighted average of 29,954,445 common shares for the nine months ended September 30, 2022, as compared to $19.7 million, or $0.65 per common share based on a weighted average of 30,109,684 common shares for the nine months ended September 30, 2021.

The changes in net assets from operations between the periods is due primarily to an increase in unrealized losses on investments recognized in the three and nine month periods ended September 30, 2022 as compared to the three and nine month periods ended September 30, 2021.

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

We borrowed $45.6 million under our Revolving Facility for the nine months ended September 30, 2022 and repaid $49.0 million on our Revolving Facility from proceeds received from prepayments and sales. We borrowed $171.0 million under our Revolving Facility for the nine months ended September 30, 2021 and repaid $128.2 million on our Revolving Facility from proceeds received from prepayments and sales on our investments and proceeds from issuance of our 2026 Notes.

Our operating activities provided (used) cash of $3.8 million and $(38.5) million for the nine months ended September 30, 2022 and 2021, respectively, primarily in connection with the purchase and sales of portfolio investments.

For the nine months ended September 30, 2022, our financing activities included net repayments of $3.4 million on our Revolving Facility and used $9.3 million for distributions to stockholders, $1.0 million for the payment of financing costs, and $0.7 million for the repurchase of common stock. For the nine months ended September 30, 2021, our financing activities included net borrowings of $42.8 million on our Revolving Facility and used $9.0 million for distributions to stockholders, and $2.3 million for the payment of financing costs. Additionally, we borrowed $69.0 million as part of our issuance of our 2026 Notes and a portion of the proceeds to redeem our outstanding 2022 Notes.

As of September 30, 2022 and December 31, 2021, we had cash of $5.7 million and $16.3 million, respectively. We had no cash equivalents as of September 30, 2022 and December 31, 2021.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2022 and December 31, 2021 (in millions):

	As of
	September 30, 2022				December 31, 2021
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$175.0	$110.7	$110.6	5.54%	$150.0	$114.1	$69.8	3.50%
2022 Notes	-	-	-	-	-	-	28.5	-
2023 Notes	-	-	-	-	-	-	50.5	-
2026 Notes	111.6	111.6	111.6	4.90%	111.6	111.6	45.5	4.90%
Total	$286.6	$222.3	$222.2	5.22%	$261.6	$225.7	$194.3	4.19%

(1)
As of September 30, 2022, borrowings outstanding excludes deferred financing costs of $2.7 million and includes an issuance premium of $0.3 million for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.
(2)
Represents the weighted average borrowings outstanding for the nine months ended September 30, 2022.
(3)
As of December 31, 2021, borrowings outstanding excludes deferred financing costs of $3.2 million and includes an issuance premium of $0.4 million for the 2026 Notes, which are netted and presented as a reduction to the balance outstanding in the Consolidated Statements of Assets and Liabilities.
(4)
Represents the weighted average borrowings outstanding for the year ended December 31, 2021.
(5)
Represents the weighted average interest rate as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, we had USD borrowings of $110.7 million outstanding under the Revolving Facility with a quarter-end interest rate of 5.54%.

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

As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2022 and December 31, 2021, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.1 million and $0.9 million were incurred in connection with the Revolving Facility during the three months ended September 30, 2022 and 2021, respectively. Interest expense and related fees, excluding amortization of deferred financing costs of $2.4 million and $2.1 million were incurred in connection with the Revolving Facility during the nine months ended September 30, 2022 and 2021, respectively.

Amortization of deferred financing costs of $0.1 million and $0.1 million, respectively, were incurred in connection with the Revolving Facility for the three months ended September 30, 2022 and 2021. Amortization of deferred financing costs of $0.4 million and $0.4 million, respectively, were incurred in connection with the Revolving Facility for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, we had $2.1 million and $1.5 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of September 30, 2022 was 168%.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2022, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of September 30, 2022, the carrying amount and fair value of our Notes was $111.6 million and $101.2 million, respectively. As of December 31, 2021, the carrying value and fair value of our Notes was $111.6 million and $114.1 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 Notes, 2023 Notes and 2026 Notes, we incurred $2.6 million, $2.2 million, and $3.5 million of fees and expenses, respectively. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended September 30,

2022 and 2021, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, we amortized approximately $0.5 million and $0.7 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2022, we had $2.7 of remaining deferred financing costs on the Notes, which was netted against the $0.3 million of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, we had $3.2 million of remaining deferred financing costs on the Notes, which was netted against the $0.4 million of unamortized premium on the 2026 Notes and presented as a reduction to the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2022 and 2021, we incurred interest expense on the Notes of approximately $1.4 million and $1.6 million, respectively. For the nine months ended September 30, 2022 and 2021, we incurred interest expense on the Notes of approximately $2.7 million and $5.5 million, respectively.

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

As of September 30, 2022 and December 31, 2021, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2022	December 31, 2021

Unfunded delayed draw facilities
Advanced Web Technologies	$—	$0.4
Alcanza Clinical Research	0.3	0.3
Alpine X	—	0.9
Bandon Fitness Texas, Inc.	2.0	—
BCDI Rodeo Dental Buyer, LLC	0.1	0.2
CC Amulet Management, LLC	0.9	0.9
Cedar Services Group, LLC	0.9	0.1
ConvenientMD	1.7	1.7
Doxa Insurance Holdings, LLC	1.4	1.4
Endo1 Partners	—	0.5
HealthDrive Corporation	0.1	0.1
Integrated Pain Management Medical Group, Inc.	—	0.4
Lighthouse Behavioral Health Solutions, LLC	1.8	—
Lighthouse Lab Services	0.6	0.6
MarkLogic Corporation	—	0.6
Multi Specialty Healthcare LLC	—	0.2
Newcleus, LLC	1.1	1.3
PDFTron Systems Inc.	—	0.2
Socius Insurance Services, Inc.	1.8	1.8
SuperHero Fire Protection, LLC	—	0.6
Technology Partners, LLC	1.0	1.0
TMA Buyer, LLC	1.2	1.5
Tricor Borrower, LLC	1.3	1.3
TriStrux, LLC	0.5	1.4
	16.7	17.4
Unfunded revolving commitments
1-800 Hansons, LLC (1)	—	0.1
A&A Global Imports, LLC	0.3	0.6
Action Point, Inc	0.5	0.6
Advanced Web Technologies	0.3	0.3
Alcanza Clinical Research	0.1	0.1
Alpine SG, LLC	0.1	0.1
Alpine X	0.2	0.2
Aurotech, LLC	—	0.4
Automated Control Concepts, Inc.	0.8	0.8
Bandon Fitness Texas, Inc.	0.2	—
BCDI Rodeo Dental Buyer, LLC	1.4	1.1
CC Amulet Management, LLC	0.2	0.5
Cedar Services Group, LLC	0.8	0.8
Certify, Inc.	0.1	0.1
ConvenientMD	0.7	0.7
Danforth	—	—
Doxa Insurance Holdings, LLC	0.3	0.3

	As of
	September 30, 2022	December 31, 2021
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	0.1	0.9
Groundworks Operations, LLC	0.1	0.1
HealthDrive Corporation(2)	2.2	2.2
iLending LLC	0.7	0.7
Integrated Pain Management Medical Group, Inc.	0.4	0.4
IRC Opco LLC	0.8	0.8
Lash Opco LLC	0.2	0.4
Lighthouse Behavioral Health Solutions, LLC	0.7	—
Lighthouse Lab Services	1.1	0.9
Loadmaster Derrick & Equipment, Inc.	0.1	0.3
MarkLogic Corporation	0.3	0.3
Marlin DTC-LS Midco 2, LLC	0.1	0.1
Matilda Jane Holdings, Inc.	0.4	0.7
Multi Specialty Healthcare LLC	0.7	0.7
Newcleus, LLC	0.4	0.4
NWN Parent Holdings LLC	0.3	0.5
PDFTron Systems Inc.	0.1	0.3
Point Quest Acquisition, LLC	0.7	—
QuarterMaster Newco, LLC	0.4	0.4
Quorum Health Resources	0.7	0.7
Sequoia Consulting Group, LLC	—	—
smarTours, LLC	—	0.4
Socius Insurance Services, Inc.	0.5	0.5
SolutionReach, Inc.	0.9	0.9
SuperHero Fire Protection, LLC	0.3	0.3
Technology Partners, LLC	0.7	0.7
The Carlstar Group LLC	0.9	—
The Mulch & Soil Company, LLC	0.4	0.5
TMA Buyer, LLC	0.4	0.4
Tricor Borrower, LLC	0.3	0.3
TriStrux, LLC	0.1	0.9
	22.7	24.1
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	1.7	0.7
Gryphon Partners 3.5, L.P.	0.5	0.3
	2.2	1.0
Total unfunded commitments	$41.6	$42.5
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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 3, 2021	September 15, 2021	September 30, 2021	$0.10
November 2, 2021	December 15, 2021	December 31, 2021	$0.10
March 1, 2022	March 15, 2022	March 31, 2022	$0.10
May 5, 2022	June 15, 2022	June 30, 2022	$0.10
August 5, 2022	September 15, 2022	September 30, 2022	$0.11
November 4, 2022	December 15, 2022	December 30, 2022	$0.11

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2022, or for the three and nine months ended September 30, 2021.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of September 30, 2022, the percentage of 2022 income estimated as qualified interest income for tax purposes was 88.89%.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2022 and 2021 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Dollar amount repurchased (1)	$—	$—	$0.7	$—
Shares repurchased	—	—	0.2	—
Average price per share (including commission)	$—	$—	$4.41	$—
Weighted average discount to net asset value	0.00%	—	30.66%	—

(1)
Effective December 16, 2021, we adopted a stock trading plan which expired on March 8, 2022. Effective March 16, 2022, we adopted a stock trading plan with an expiration date of May 5, 2022. Both plans are in accordance with Rule 10b5-1 of the Exchange Act and all shares repurchased during the three and nine months ended September 30, 2022 were under the 10b5-1 plans.

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

Recent Developments

From October 1, 2022 through November 7, 2022, we made new and follow-on investments, including revolver and delayed draw fundings, totaling $2.4 million with a combined weighted average yield of 7.8%.

On November 4, 2022, our board of directors declared a dividend of $0.11 per share payable on December 30, 2022 to stockholders of record at the close of business on December 15, 2022.

On October 3, 2022, the Company entered into the Merger Agreement pursuant to which a wholly-owned subsidiary of Crescent BDC will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Crescent BDC, and the Company will subsequently merge with and into a second wholly-owned subsidiary of Crescent BDC, with the second wholly-owned subsidiary surviving the second merger. The boards of directors of both companies, the independent directors of the Company and the independent directors of Crescent BDC have unanimously approved the Transaction. The closing of the Transaction is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including approval of the Company’s stockholders.

Under the terms of the Merger Agreement, the Company stockholders are expected to receive a combination of (i) Crescent BDC shares valued at 100% of Crescent BDC's net asset value per share at the time of closing of the Transaction in an aggregate number equal to the Share Issuance Cap; (ii) cash from Crescent BDC for any amounts not paid in Crescent BDC shares due to the Share Issuance Cap; and (iii) an additional cash payment from Crescent Cap Advisors, LLC, the investment adviser to the Crescent BDC, of $35 million in aggregate, or approximately $1.17 per share of the Company's stock. The exchange ratio for the stock component of the merger consideration and the amount of cash from Crescent BDC pursuant to clauses (i) and (ii) in the foregoing sentence will be determined by the respective net asset values of Crescent BDC and the Company at the time of closing. In addition, Company stockholders may make an election to receive the portion of the merger consideration paid by Crescent BDC pursuant to such clauses (i) and (ii) in either Crescent BDC shares or in cash, subject to pro rata cut backs such that the aggregate amount of shared issued and cash paid by Crescent BDC are equal to the amounts described in such clauses (i) and (ii).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. . Uncertainty with respect to the economic effects of changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including the COVID-19 pandemic, related COVID-19 variants, inflation, the discontinuation of LIBOR and recent supply chain disruptions as well as recent turmoil in Ukraine and Russia, could result in changes in the value of our assets. As of September 30, 2022, 96.7% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of September 30, 2022, the weighted average interest rate floor on our floating rate loans was 1.04%. Our Revolving Facility is also subject to floating interest rates subject to an interest rate floor of 0.50%.

Based on our September 30, 2022 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$9.0	$3.3	$5.7
Up 200 basis points	$6.0	$2.2	$3.8
Up 100 basis points	$3.0	$1.1	$1.9
Down 300 basis points	$(7.1)	$(2.9)	$(4.2)
Down 200 basis points	$(5.9)	$(2.2)	$(3.7)
Down 100 basis points	$(3.0)	$(1.1)	$(1.9)

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. — Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 for more information on the incentive fee.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the period covered by this quarterly report on form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the risks discussed in this report, you should carefully consider the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 5, 2021.

The Company is exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on the Company’s investments and investment returns and, accordingly, may have a material adverse effect on the Company’s investment objective and our net investment income.

Because the Company borrows money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of borrowing will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

Inflation and supply chain disruptions have adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain disruptions, a rise in energy prices, strong consumer demand as economies continue to reopen and other factors, inflation has accelerated in the U.S. and globally. Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. As such, we believe inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures and supply chain issues could affect our portfolio companies’ profit margins. In addition, the inflation-adjusted value of the principal on our loan investments could decrease.

The Russian invasion of Ukraine may have a material adverse impact on the Company and portfolio companies.

In early 2022, Russia commenced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led to, and for an unknown period of time, may continue to lead to, disruptions in local, regional, national, and global markets and economies. The invasion of Ukraine has caused, and may continue to cause, political, social, and economic disruptions and uncertainties as well as material increases in certain commodity prices that may affect the Company’s business operations or the business operations of portfolio companies.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 6, 2020)

3.2	Third Amended and Restated By-Laws, dated as of June 24, 2021 (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 25, 2021)

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: November 8, 2022	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: November 8, 2022	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Accounting Officer